Form 10KSB
period 1996-04-30
INITIO INC
filed 1996-08-06
CIK 50505

THIS DOCUMENT IS A COPY OF THE ANNUAL REPORT ON FORM 10-KSB FILED
  ON JULY 30 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

              U.S SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-KSB

  (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended April 30, 1996
                             OR
  (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ______ to ______

                   Commission File No. 0-9848

                          INITIO, INC.
         (Name of small business issuer in its charter)

        Nevada                                22-1906744
  State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization            Identification No.)

  2500 Arrowhead Drive, Carson City, Nevada          89706
  (Address of principal executive offices)          (Zip code)

 Issuer's telephone number, including area code:  (702) 883-2711

 Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act:
                Common Shares, $.01 par value
                      (Title of Class)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceeding
 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
                          Yes   X      No____
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to
this Form 10-KSB. (    )

 State  Issuer's Revenues for its most recent fiscal year:  $12,404,850.

 State the aggregate market value of the voting stock held by non-affiliates of the registrant: $4,128,476 (based upon the high and low prices of the registrant's Common shares, $.01 par value, as of July 24, 1996).

 State the number of shares outstanding or each issuer's classes of common equity, as of the latest practicable date.

      Common Shares, $.01 Par Value             4,679,664
             (Title of Class)              (No. of Shares Outstanding
                                             at July 24, 1996)

          DOCUMENTS INCORPORATED BY REFERENCE: None
     Transitional Small Business Disclosure Form (check one):
                      Yes       No   X


                              PART I
Item 1. Description of Business.

                (a)     General Development of Business.
                Initio, Inc. (the "Company") was incorporated under the laws of the State of Delaware in 1968 and became a publicly-owned corporation in 1970. Effective as of February 1, 1994, the Company changed its State of incorporation from Delaware to Nevada. The Company's principal offices are located at 2500 Arrowhead Drive, Carson City, Nevada 89706 and its telephone number is (702) 883-2711.

                The Company, through its wholly-owned subsidiary, Deerskin Trading Post, Inc. ("Deerskin Trading Post"), is engaged in the mail order retail sale of consumer products principally through mail order catalogs, and to a lesser extent through space advertising. The Company's "Deerskin" catalogs are primarily devoted to the sale of leather goods and the Company's "Joan Cook" catalogs are primarily devoted to the sale of housewares and gifts. The Company's customers are located throughout the United States.

                        RECENT DEVELOPMENTS

                Expansion of Warehouse Facility.   The Company expanded
its existing warehouse facility in Carson City, Nevada by approximately 34,800 sq. ft at a total cost of approximatley $1,034,000. The additional space is required to provide for the growing number of products carried in all of the catalogs, particularly the Joan Cook
catalogs.   In addition, the expansion allows the Company to improve its packing and shipping operation as well as expediting the receipt and restocking of vendor shipments. All of these improvements will allow the Company to provide better customer service and more efficient operations.

        The construction costs were financed by a $1,000,000 loan from Sierra Bank of Nevada. This loan is secured by the Carson City real property and bears interest at 9 1/4% per annum with interest payable monthly through October 1995 at which time it was converted to a five year adjustable rate (with the first rate adjustment possible in October
2000) fifteen year mortgage with monthly principal and interest payments due to fully amortize the loan by August 31, 2010. Borrowing commenced May 3, 1995.

                Loan Agreement with United Jersey Bank.  Pursuant to a
Line of Credit Loan and Security Agreement (the "Loan Agreement") entered into with United Jersey Bank ("the Bank"), the Company's Deerskin Trading Post subsidiary has a $4,000,000 line of credit with the Bank under which it may borrow up to $4,000,000 less amounts subject to letters of credit issued by the Bank on behalf of Deerskin Trading Post (the "Bank Loan").
The Loan Agreement was amended on March 15, 1996, when the Company defaulted on the loan's 30 consecutive day "clean up" requirement. The
Bank waived the default in consideration of a reduction in the line from $6,000,000 to $4,000,000 and an increase in the interest rate by 1/4% to the Bank's base rate plus 3/4%. Maturity is August 31, 1996. Borrowings under the Bank Loan, which are used for seasonal working capital purposes, amounted to $2,600,000 in direct borrowings and $586,000 in outstanding letters of credit at April 30, 1996. The Company has guaranteed the obligations of Deerskin Trading Post under the Bank Loan.
To secure the Bank Loan, Deerskin Trading Post has granted a security interest to the Bank in substantially all its assets. In addition to various default provisions, representations and warranties, affirmative and negative covenants, the Loan Agreement provides that, until repayment in full of the Bank Loan, Deerskin Trading Post will not declare or pay any dividends, nor merge with or consolidate into, any corporation or other entity, without the Bank's prior consent.

                Sale of Peabody Facility. As of July 1, 1996 the Company entered into an agreement for the sale of the Peabody facility at a price
which represents a gain of approximately $275,000.   It is anticipated
that the closing will take place in the fourth quarter of the fiscal year ended April 30, 1997, at which time the Company will recognize the gain and will review the need for a reserve for the costs associated with the relocation of the Peabody operations, which will take place subsequent to the closing. Since this agreement is conditioned upon the purchaser obtaining building permits, among other things, there can be no assurance that such conditions will be met.

                (b)   Narrative Description of the Business.

                The Company, via its Deerskin Trading Post subsidiary, is principally engaged in the mail order retail sale of consumer products through its Deerskin and Joan Cook catalogs and to a lesser extent through space advertising. The Company is currently engaged in a single industry segment, i.e. specialty mail order retailing of consumer products.

                The Company is a specialty mail order retailer of men's and women's leather outerwear, footwear, other apparel and accessories through the Deerskin catalog, and housewares and gifts through the Joan Cook catalog. The Company also sells merchandise via space advertising.

                The Company seeks to provide its customers with competitively priced products that can be differentiated from competitive items either by design, workmanship or price. The Company guarantees customer satisfaction. If for any reason, or no reason, a customer is not completely satisfied with any purchase, the Company will replace it, exchange it or refund the amount paid for it, whichever the customer prefers, provided the merchandise is returned unused and unaltered within one year from the date of shipment. Refunds for Deerskin merchandise shipped have ranged from 17% to 20% of gross sales in recent years. With respect to Joan Cook merchandise, the Company has experienced refunds for merchandise shipped ranging from 8% to 10% of Joan Cook's gross sales. The Company believes that such refund experience for the Deerskin Catalog is at the low end, and for the Joan Cook Catalog is at the high end, of the percentages experienced by similar companies.

                The Company also operates a catalog close-out center in Danvers, Massachusetts which sells excess mail order merchandise as well as "seconds", i.e., merchandise which fails to meet catalog standards. In addition, this store sells current catalog merchandise.

                Catalog Production. The Company's catalogs are produced by an in-house art department which uses Macintosh desktop publishing equipment to prepare for both catalog and media, layouts, copy, typesetting and "mechanicals". The Company also has an in-house photographer. In addition, independent photographers and models are engaged on a contract basis as needed. The Company believes this combination of inhouse and free-lance staff enables it to maintain both quality control and flexibility in the production of its catalogs. The Company's art department is located in its North Bergen, New Jersey facility.

                The Company varies the quantity of its catalogs mailed based on the selling season and the anticipated response rates. In fiscal 1996, the Company produced three different editions of its Deerskin catalog and made 11 mailings totaling approximately 4,000,000 catalogs. The Deerskin catalog consists of between 64 and 80 pages and offers approximately 300 items. During the year, the Company changed the dimensions of the Deerskin catalog to coordinate its production and mailing with the Joan Cook catalog. This change allows the Company to take advantage of the economies of scale which are available in the printing and mailing of the catalogs. In fiscal 1996, the Company produced seven editions of its Joan Cook catalog, and made 10 mailings totaling approximately 3,390,000 catalogs. These Joan Cook catalogs consisted of 64 pages and each catalog offered between 220 and 260 items.

                Merchandising and Purchasing. The Deerskin catalog offers a broad range of leather merchandise priced from $8 to $995.
Many items have been available in the Deerskin catalog for years and each year new or redesigned items are added. Many of Deerskin's items are manufactured in accordance with its design and specifications. Joan Cook offers a broad range of household items and gifts priced from under $10 to $200. Unlike Deerskin, Joan Cook's items are not generally designed by the Company. The Company also offers Deerskin and Joan Cook products through space advertising. The Company endeavors to offer its customers outstanding selection, quality, value and service.

                Deerskin's products are manufactured by approximately 200 suppliers. In excess of 50% of the merchandise purchased by Deerskin is imported, primarily from manufacturers in Taiwan, Korea, Hong Kong and the Peoples Republic of China. Products offered in Joan Cook catalogs are manufactured by hundreds of manufacturers. Unlike Deerskin, a relatively small percentage, or approximately 10%, of the merchandise purchased for Joan Cook catalogs is imported by the Company. No one supplier accounted for more than 10% of the Company's purchases during the fiscal year ended April 30, 1996 and the Company believes ample alternate sources exist, should present supplier relationships be disrupted for any reason.

                Marketing. The Company believes its ability to segment, test and analyze mailing lists, and to select appropriate recipients for a particular mailing, are a significant factor in its business. In general, the Company seeks to mail catalogs only to those list segments, at such times and frequencies as are expected to meet acceptable goals. The Company maintains a proprietary customer data base which is used for statistical modeling purposes which, as of April 30, 1996, contained information with respect to approximately 4,500,000 customers. In addition, the Company rents from and exchanges lists with other direct marketers in an attempt to gain new customers. In the fiscal year ended April 30, 1996, the Company earned $175,000 from list renting activities.

                Order Fulfillment and Distribution. Orders for merchandise are received and processed at the Company's facility in Peabody, Massachusetts. Data processing and some customer service operations are also conducted at this location. Mail orders together with facsimile credit card orders are opened, compared to payments, and entered into the Company's computer system at the Company's Peabody facility. Telephone credit card orders are generally entered into the Company's computer system by the telephone customer representatives. After obtaining authorization via teleprocessing for credit card orders, customer orders are processed and transmitted by telecommunication line to the Company's Carson City, Nevada facility.

                All distribution and warehousing activities are conducted at the Carson City facility. Merchandise is received directly from foreign and domestic vendors and inspected. As a result, particularly with respect to Deerskin merchandise, many goods are identified as requiring pressing, minor finishing and/or repairs, which is performed in the Company's Carson City, Nevada facility. If merchandise is unacceptable, it is either returned to the vendor or shipped to the catalog clearance center in Danvers, Massachusetts for sale as "seconds".

        As merchandise is received, the receiving department counts each item and verifies the quantity, and, if appropriate, the size and color of each item, against the purchase order displayed on the computer terminal. A receiving report is printed and sent to the accounts payable department. All merchandise is then bar coded and placed on a particular shelf in the warehouse, which location is tracked by the computer. The computer system generates a bar coded picking ticket which is attached to each piece of merchandise. These tickets help to minimize the effort required to fill orders. Orders are filled at packing stations where a packer chooses the merchandise corresponding to the customer order displayed on the computer. The packer then uses a bar code scanner which scans the information on the picking ticket attached to the piece of merchandise into the computer system. The computer compares such information to the customer order to ensure that the merchandise being packed to fulfill the order is correct and complete. Once the computer verifies that an order is correct and complete, the merchandise is packed with a bar coded shipping label attached. The package is then delivered via automated conveyor to a shipping station where the information on the shipping label is scanned via long distance leased lines into the computer system in Peabody, Massachusetts to verify that the order is valid and has not been previously shipped, and to record the method of shipment and to create the shipping manifest. While most orders are shipped via UPS or the Postal Service, the Company also offers express service to customers (guaranteed three day delivery) for an additional fee.

                Merchandise Overstocks. The Company sells its overstock at reduced prices, primarily through its catalog close-out center located in Danvers, Massachusetts, and through "sales" pages in its catalogs and clearance inserts.

                Government Regulation. The Company must comply with Federal, state and local laws affecting its business. In particular, the Company is subject to Federal Trade Commission regulations governing its advertising and trade practices. While the Company believes it is in compliance with such regulations, in the event of non-compliance, it may be subject to cease and desist orders, injunctive proceedings, civil fines and other penalties. To date, such governmental regulations have not had a material adverse effect on the Company.

                The United States and the other countries in which the Company's products are manufactured may, from time to time, impose new, or adjust, existing quotas, duties, tariffs or other restrictions, with the result that the Company's operations and its ability to continue to import merchandise at desired levels could be adversely affected. The Company cannot now predict the likelihood of any such events occurring or the effect on its business of any such event.

                Trademarks and Copyrights. The Company has federally registered service marks and logos for "Deerskin" and "Joan Cook". In the opinion of the management of the Company, the service marks "Deerskin" and "Joan Cook" are of significant value because of their market recognition as a result of many years of use and the significant quantity of catalogs circulated.

                The Company also possesses other intangible rights such as copyrights and service marks on designs of its products, none of which individually is material to the Company.

                Employees. As of April 30, 1996, the Company employed approximately 80 people, approximately half of whom are part-time or seasonal employees. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

                Competition. The mail order business is highly competitive. The Company is not aware of any other mail order catalogs devoted primarily to the sale of leather goods. There are, however, a number of mail order catalogs which sell housewares and gifts. The Company competes primarily with other mail order catalogs and secondarily with retail stores, including specialty shops and department stores. The Company believes that proper selection of merchandise, offering the customer the opportunity to purchase such merchandise at favorable prices and providing the customer with prompt, reliable and courteous service, are major factors in the successful operation of a mail order business. There can be no assurance that the Company will be able to consistently select appropriate merchandise or offer such merchandise at favorable prices. Many of the Company's competitors have substantially greater financial resources than the Company.

Item 2. Description of Property.

The Company's operations are conducted in the following

facilities:

Location                  Use

Carson City, Nevada       Principal Executive Offices; Distribution
                          and Warehousing


North Bergen, N. J.       Administrative Offices; Merchandising;
                          Purchasing; Catalog Production


Peabody, Massachusetts    Order and Data Processing

Danvers, Massachusetts    Retail Close-Out Store


                The Company owns an approximately 81,000 square foot building on 7.5 acres of leased land in Carson City, Nevada. Annual rent for this land is $700. The lease expires on September 30, 2037. The Company is responsible for real estate taxes on this property. In addition to housing the Company's principal executive offices, this facility is used for distribution and warehousing.

        In April, 1994, the Company entered into a lease for an 11,000 square foot facility located in North Bergen, New Jersey to replace its Carlstadt, New Jersey facility. The Company's administrative offices, merchandising, purchasing and catalog production departments are now located in this facility. Annual gross rent, including utilities, repairs and taxes, for the North Bergen facility is $104,529. This lease expires in November 1998.

                The Company owns a 45,000 square foot, three-story building in Peabody, Massachusetts. This facility was partially closed and listed for sale in the fiscal year ended April 30, 1991, but the Company continues to receive and process orders and to operate its data processing center at this location. An agreement of sale has been entered into with anticipated closing during the fourth quarter of fiscal year ended April 30, 1997. Peabody operations will be relocated.

                The Company owns a 20,000 square foot building on leased land in Danvers, Massachusetts. Annual rent for this land is $12,600. This lease and options contained therein expire on March 31, 2000. The Company is responsible for real estate taxes on this land. This facility is used as a retail close-out store.

                The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for its present purposes.

Item 3. Legal Proceedings.

                As of July 24, 1996 there were no legal proceedings pending against the Company, nor, to the Company's knowledge, were any material proceedings against it contemplated by any governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders.

                During the fourth quarter of the fiscal year ended
April 30, 1996, no matters were submitted to a vote of security holders.


                              PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

                (a) Market Information. The Company's Shares are traded under the symbol "INTO" on NASDAQ. The following table indicates high and low bid for the fiscal year ended April 30, 1996 and high and low bid and ask quotations for the year ended April 30, 1995 in the over-the-counter market for the periods indicated based upon information supplied by National Quotation Bureau. Such over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

        Fiscal Year Ended April 30, 1996
                                             Bid
                                        High      Low
                First Quarter           3 1/4    2 5/8
                Second Quarter          2 7/8    2
                Third Quarter           3 1/8    2
                Fourth Quarter          2 5/8    2

        Fiscal Year Ended April 30, 1995
                                   Bid               Ask
                               High    Low      High     Low
        First Quarter         2 1/4   2 1/4    2 5/8   2 1/2
        Second Quarter        2 1/4   2        2 5/8   2 1/4
        Third Quarter         2 5/8   2 1/8    2 7/8   2 3/8
        Fourth Quarter        3 5/16  2 1/2    3 5/8   2 3/4

        (b) Number of Holders of Common Stock. As of April 30, 1996 the number of record holders of the Company's Shares was approximately 300, which does not include individual participants in security position listings.

        (c) Dividends. The Company has never paid a cash dividend. Future dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of Shares in the foreseeable future. The Loan Agreement limits the ability of Deerskin Trading Post to declare and pay any dividends without the Bank's prior consent.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Accompanying this Form 10-KSB are Consolidated Financial Statements of the Company and its subsidiary for the fiscal years ended April 30, 1996 and April 30, 1995.

FINANCIAL CONDITION

The most significant changes in the Company's balance sheet from April 30,1995 to April 30, 1996 are as follows:

        Marketable securities are considered available for sale and are carried at fair market value. The unrealized holding gain of $5,714 at April 30, 1996 and the unrealized holding loss of $53,880 at April 30, 1995, are excluded from earnings and reported as separate components of stockholders' equity until realized in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities". Marketable Securities decreased $24,512 to $721,238 at April 30, 1996 from $745,750 at April 30,
1995 as a result of the sale of $830,458 of marketable securities and the resultant gain of $129,230 on the realization of profits on several security positions which were in the Company's investments portfolio, offset by the purchase of $617,122 in marketable securities for the Company's portfolio, and the unrealized gain of $59,594 in the marketable securities for the twelve month period.

        Inventory decreased $1,086,435 to $3,740,869 from $4,827,304.
During the year ended April 30, 1996, the Company reduced the number of catalogs mailed due to increases in postage and paper costs. The decrease in inventory is consistent with the Company's marketing plans. The Company continues to closely monitor its inventories.

        Prepaid Advertising decreased $82,212 to $237,837 at April 30, 1996 from $320,049 at April 30, 1995. This decrease is attributable to the reduced circulation in the normal mailing schedule and amortization of costs associated with the production and mailing of catalogs in the Spring and Summer of calendar year 1996 compared to the same period in 1995.

        Prepaid and Other Current Assets decreased $257,157 to $637,237 at April 30, 1996 from $894,394 at April 30, 1995. This decrease is attributable to the realization of certain joint venture payments received during the year, the amortization of prepaid consulting fees, the reduction of receivables and the reduction of inventory level related prepaid costs involved in preparing, maintaining and storing the inventory for sale. These costs are calculated as a percentage of inventory and are reviewed and monitored periodically.

        Fixed Assets increased $629,339 to $2,932,253 at April 30, 1996 from $2,302,914 at April 30, 1995. This increase is primarily attributable to the addition of 34,800 square foot to the Carson City warehouse offset by approximately $344,000 of fully depreciated assets removed from the fixed asset accounts. The addition was put into service in October 1995 and allows the Company to process orders more efficiently and to provide for future growth. The expenses incurred at April 30, 1996 and April 30, 1995 for the warehouse addition were $1,034,000 and $114,500 respectively. The construction was financed through Sierra Bank of Nevada which lent $1,000,000. This loan is secured by the Carson City real property and bears interest at 9 1/4% per annum. Interest was payable monthly through October 1995 at which time the construction loan converted to a five year adjustable rate (with the first rate adjustment possible in January 2000) fifteen year mortgage with monthly principal and interest payments due to fully amortize the loan by August 31, 2010. Borrowings increased from $0 at April 30, 1995 to $1,000,000 at October 31, 1995, at which time the construction loan converted. At April 30, 1996, the mortgage balance is $984,485, of which $33,806 is current.

        As of April 30, 1996 the Company has available for federal income tax purposes net operating loss (hereinafter "NOL") carryforwards and other net future tax deductions totalling approximately $3,340,000; approximately $63,000 of the NOL expires in 2004, the balance thereafter. The future tax benefit of such NOL should be recorded as an asset to the extent that the Company assesses the realization of such future tax benefits to be "more likely than not." During the fiscal year ended April 30, 1996, the Company reassessed the future realization of the NOL and concluded that it is uncertain whether the $1,500,000 previously benefited will be realized. This resulted in a provision of $523,000.

        Borrowings under the Line of Credit decreased $400,000 to $2,600,000 at April 30, 1996 from $3,000,000 at April 30, 1995 resulting primarily from the seasonal nature of the business. When the Company defaulted on the loan's 30 consecutive day "clean up" requirement the Bank waived the default in consideration of a reduction in the line from $6,000,000 to $4,000,000 and an increase in the interest rate by 1/4% to the Bank's base rate plus 3/4%. Maturity is August 31, 1996; the Company anticipates this will be sufficient to meet its capital requirements through the maturity date. Should this amount not be sufficient, however, the Company may be required to seek additional sources of capital. See "Recent Developments - Loan Agreement with United Jersey Bank" for further discussion.

        Accounts Payable and Accrued Expenses and Other Current Liabilities decreased $276,284 from $877,531 at April 30, 1995 to $601,247 at April 30,
1996. This decrease is primarily attributable to the payment of a securities transaction which was carried on margin at April 30, 1995 and was subsequently paid.

        Customer's Unshipped Orders decreased $24,211 to $64,814 at April 30, 1996 from $89,025 at April 30, 1995. The decrease is a result of the normal seasonal decrease in customer orders during the period and an improvement in the Company's in-stock position.

        Cash balances were $461,917 and $617,768 at April 30, 1996 and 1995 respectively. This decrease of $155,851 was the result of all of the foregoing.

RESULTS OF OPERATIONS

        Fiscal Year Ended April 30, 1996 vs. Fiscal Year Ended April 30, 1995. Net Sales for the fiscal year ended April 30, 1996 totaled $12,404,850, compared to $19,473,151 for the fiscal year ended April 30, 1995, a decrease of 36.3% or $7,068,301. The decline in net sales resulted from a reduction in the number of catalogs mailed, the Company's response to the substantial increases in advertising costs: the 14% postage increase which took effect January 1, 1995 and the increase in paper costs which began in July 1994 and continued to increase through 1995. Deerskin catalog mailed approximately 4,000,000 catalogs in the current fiscal year compared to approximately 6,834,000 in the fiscal year ended April 30, 1995, a decrease of approximately 2,832,000 catalogs or 41.4%. Deerskin catalog sales decreased to $6,619,338 for the year ended April 30, 1996 from $8,520,747, a decline of $1,901,409 or 22.3%. Joan Cook mailed approximately 3,390,000 and 8,678,000 catalogs in the fiscal years ended April 30, 1996 and 1995 respectively, a decrease of 5,288,000 catalogs or 60.9% Joan Cook catalog sales decreased to $3,558,143 for the year ended April 30, 1996 from $7,764,473, a decline of $4,206,330 or 54.2%.

        In addition, net space sales have decreased $907,109 or 35.5%,to $1,646,229 for the year ended April 30, 1996 from $2,553,338 for the year ended April 30, 1995. This is the result of a decrease in space advertising and a decrease in the customer response rate.

        Net sales for the 4th quarter declined from $2,408,943 to $1,666,345, a decrease of 30.8%.

        Cost of merchandise remains substantially unchanged as a percentage of net sales to 35.8% for the year ended April 30, 1996 from 35.6% for the year ended April 30, 1995. The actual cost of merchandise for the year ended April 30, 1996 was $4,438,879 and $6,927,104 for the comparable period ended April 30, 1995.

        Advertising cost was $4,628,286 or 37.3% of Net Sales, for the year ended April 30, 1996, compared to $7,004,710 or 36.0% of Net Sales ended April 30, 1995. The increased Advertising cost as a percentage of Net Sales was caused by increased costs for paper, postage and the reduction in circulation.

        The significant increase in postage and paper costs which the Company and the industry experienced beginning in August 1994 (approximately 30%) was a significant material adverse development effecting the entire consumer catalog industry. As a result the Company significantly reduced the number of catalogs mailed and, therefore, experienced a significant reduction in sales. This had, and will continue to have, a material adverse impact upon the result of operations. While the Company does not anticipate any significant reduction in postage cost, paper costs have begun to decline slightly and may decline further. This will not benefit results until the second or third quarter of fiscal 1997.

        The Company has responded to this situation by significantly cutting back its general and administrative staff (including fulfillment in the third quarter).The Company is also investigating other possible costs reductions as well as the possibility of raising prices while remaining competitive. The substantial increase in advertising costs must be viewed as a negative development for the Company and significantly adversely impacted results of operations during the fiscal year ended April 30, 1996 and will through the first half of fiscal year ending April 30, 1997.

        General and Administrative expenses including fulfillment expenses,which include the costs of telephone, order entry, credit card fees, data processing, packaging materials, labeling, refurbishing of merchandise, packing supplies, and postage, increased as a percentage of Net Sales to 35.1% for the year ended April 30, 1996 from 29.7% from the year ended April 30, 1995. During the quarter ended October 31, 1995 and because of the increased postage and paper costs and the resultant cutback in circulation, the Company restructured its operations. Benefits began to be reflected in the second and third quarters; however because of the decreased net sales, General and Administrative costs increased as a percentage of sales largely due to the requirement of spreading the fixed cost components over a reduced sales base.

        As a result of all of the foregoing, the Operating Loss for the fiscal year ended April 30, 1996 was $1,020,486 compared to $236,065 for the prior year.

        Gain on Marketable Securities was $129,230 for the fiscal year ended April 30, 1996, compared to $194,898 for the fiscal year ended April 30,1995. This gain resulted from the realization of profits on several security positions which were in the Company's investment portfolio and which appreciated in value during this period.

        Net interest expense for the fiscal year ended April 30, 1996 was $305,627 compared to $172,289 for the fiscal year ended April 30, 1995.
The increase of $133,338 is attributable to the mortgage on the Carson City addition which commenced in October 1995 and a reduction in interest income from joint venture financing.

        During the fiscal year ended April 30, 1996 the Company, due to the uncertainties of future realization, fully offset the April 30, 1995 deferred tax asset of $523,000 ($0.11 per share) by a valuation allowance.

        For the fiscal year ended April 30, 1996 the Company had a net loss of $1,719,883 ($0.37 per share) compared to $174,303 ($.04 per share) for the fiscal year ended April 30, 1995.

Liquidity, Capital Resources and Cash Flows.

Net working capital, including marketable securities of $721,238, amounted to $2,857,790 at April 30, 1996, compared to $3,763,662 including marketable securities of $745,750 at the end of the prior fiscal year. The Company believes working capital plus available lines of credit are adequate to meet its needs through April 30, 1997.

        For the fiscal year ended April 30, 1996 cash provided by operations was $52,873 compared to $49,727 used in operations for the fiscal year ended April 30, 1995, resulting primarily from operating losses and partially offset by decreases in the future tax benefit, inventory, prepaid advertising, prepaid and other assets, and accounts payable, accrued expenses and other current liabilities. Investing activities used $760,003 in the fiscal year ended April 30, 1996 compared to $294,875 in the fiscal year ended April 30, 1995. Investment activities include capital expenditures of $973,339 primarily for the warehouse expansion in Carson City.

        On March 20, 1995 the Company signed an agreement with Sierra Bank of Nevada for a $1,000,000 construction loan to finance the approximately 34,800 sq. ft. expansion of its Carson City warehouse. This loan is secured by the Carson City real property and bears interest at 9 1/4% per annum with interest payable monthly through October 1995 at which time it converted to a five year adjustable rate mortgage (with the first rate adjustment possible in October 2000) fifteen year mortgage with monthly principal and interest payments due to fully amortize the loan by August 31, 2010. Borrowing commenced May 3, 1995. As of April 30, 1996 the total amount outstanding on this loan was $984,485, including the current portion, $33,806.

        Net cash decreased $155,851 in the fiscal year ended April 30, 1996 compared to an increase of $190,398 in the fiscal year ended April 30, 1995 as a result of all these factors.

        As described in "Recent Developments - Loan Agreement with United Jersey Bank" above, the Company's Deerskin Trading Post subsidiary has a $4,000,000 line of credit with the Bank. As of April 30, 1996, the unused amount of such line of credit was approximately $814,000. As of July 24, 1996, the unused amount of such line of credit was approximately $323,000. The maturity date of the line of credit is August 31, 1996. In the event the Company fails to reach an agreement with the Bank to extend the Company's line of credit beyond August 31, 1996, the Company would be required to find alternative sources of financing. Although the Company anticipates that the Bank will extend the existing credit facility on terms no less favorable to the Company than those presently existing, there can be no assurance that such will prove to be the case. In the event that such facility is not renewed, the Company would be required to seek alternative sources of financing, which might be on terms significantly less favorable. In the event that such terms were deemed unacceptable to the Company, the Company might be required to substantially reduce its catalog distribution and restructure its operations accordingly.

Item 7. Financial Statements.

        Financial Statements are attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        During fiscal years 1996 and 1995 there were no changes in or disagreement with the Company's principal independent accountant on accounting or financial disclosure.


                              PART III

Item 9. Directors and Executive Officers of the Company

                The Company's Board of Directors is a classified board, with one-third of the directors being elected each year for a term of three years. The following table sets forth certain information with respect to each director and executive officer of the Company:


Name and Age              Positions with            Term    Served As
                          the Company              Expires  Director Since

Daniel A. DeStefano, 64   Chairman of the Board,    1996     1969
                          Director

Martin Fox, 61            President, Director       1996     1978

Albert P. Brodell, Jr. 73 Secretary, Director       1997     1982

Phillip Langsdorf, 48     Director                  1996     1992

Audrey Remes, 51          Treasurer, Chief Financial
                          Officer and Chief
                          Accounting Officer

          There is no family relationship among any of the directors or executive officers of the Company.

          Mr. DeStefano was a founder of the Company and has been Chairman of the Board of the Company since 1969.

          Mr. Fox joined the Company in 1972 and has been President of the Company for more than five years.

          Mr. Langsdorf has been a Vice President of White Flower Farms, a direct mail specialty catalog company concentrating on the marketing of horticultural materials, since 1991. Prior to such time, he served as Executive Vice President-Operations of Deerskin for more than five years.

          Mr. Brodell has served the Company in various executive capacities since 1981. Mr. Brodell, a Certified Public Accountant who is now semi-retired, was formerly a partner in Arthur Andersen & Co., having left such firm in 1967.

          Ms. Remes, a Certified Public Accountant, has been Treasurer, chief financial officer and chief accounting officer of the Company since March 1989.

          Each officer's term expires at each annual meeting of the Board of Directors of the Company, or when their successors are elected and qualified to serve in their stead.

          The Company pays directors, other than full time employees, an annual retainer of $3,000 plus $500 and out-of-pocket expenses for each Board meeting attended. In addition, Mr. Brodell may receive consulting fees from time to time.

          The Securities and Exchange Commission has adopted rules relating to filing ownership reports under Section 16(a) of the Securities Exchange Act of 1934. One such rule requires disclosure of filings which, under the Commission's rules, are not deemed to be timely. During its review of the filings and transactions made by the executive officers and directors for fiscal 1996, the Company discovered that Mr. DeStefano and Mr. Fox each failed to file a timely report with respect to the acquisition of 125,000 options to purchase the Company's common stock in April 1996. Such reports are being filed.

Item 10.  Executive Compensation.

          The following table sets forth the cash compensation (consisting entirely of salary) paid (or accrued for) by the Company to its President and Chairman of the Board, the only two executive officers whose aggregate remuneration exceeded $100,000, for the Company's fiscal years ended April 30, 1996, 1995 and 1994:

                 SUMMARY COMPENSATION TABLE

Name and
Principal
Position                    Year    Annual Compensation


Martin Fox, President       1996       $110,200
                            1995       $153,000
                            1994       $130,000

Daniel DeStefano,           1996       $102,600

Chairman of the Board       1995       $153,000
                            1995       $130,000

During the fiscal year ended April 30, 1996 the Company granted to Mr. Fox and Mr. DeStefano options, exercisable immediately and expiring in five years, to each purchase 125,000 shares of the Company's common stock at $2.00 per share. Neither of them had any other outstanding stock options or stock appreciation rights. Furthermore, neither of them received awards under long-term incentive plans that are stock based during the three fiscal years referred to above.

      The Company does not have employment agreements with any of its executive officers.

                In December 1991, the Company adopted its 1991 Stock Option Plan which provides for the issuance of either incentive or non-qualified options for up to 350,000 shares of the Company's common stock to officers, directors and other key employees. Incentive options must be granted at not less than the current fair market value of the Company's Shares at the date of grant, are exercisable to the extent of 20% of the options on the date of grant with an additional 20% becoming exercisable on each subsequent anniversary of such date of grant, and expire six years after the date of grant. As of April 30, 1996, options to purchase 158,900 shares of the Company's Common Stock at exercise prices ranging from $1.00 to $1.875 per share have been granted under such Plan to 15 employees. None of such employees are executive officers of the Company, except for Ms. Remes, who has options to purchase 35,000 shares (25,000 of which are currently exercisable) at $1.00 per share and 10,000 shares (6,000 of which are currently exercisable) at $1.875 per share, which were granted in February 1992 and October 1993, respectively. Of the outstanding options, options to purchase 132,300 shares are currently exercisable. As of April 30, 1996, options to purchase 155,500 shares may be granted in the future under such Plan.

          In addition, two employees (neither of whom are executive officers of the Company) hold non-qualified stock options, granted during 1988 to purchase 32,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. These options are currently exercisable.

          During the fiscal year ended April 30, 1995, the Company committed to grant a key employee incentive stock options to purchase 200,000 shares of its common stock at the then current market price of $2,375 per share under this plan. In September 1995, the employee's relationship with the Company was discontinued and as part of the settlement of the Company's obligation to such employee, the options were cancelled and the Company issued 7,619 shares of common stock which the company valued at $12,858.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          Security Ownership of Certain Beneficial Owners. The following table sets forth, as of July 24, 1996, information concerning the only persons who are known by the Company to own beneficially more than five percent of the outstanding Shares of the Company and information concerning ownership of outstanding Shares by all current directors and executive officers of the Company as a group. Except as otherwise indicated, all such persons have both sole voting and investment power over the Shares shown as being beneficially owned by them.


Name and Address of             Amount and Nature           Percent
Beneficial Owner             Of Beneficial Ownership        of class

Martin Fox
2500 Arrowhead Drive
Carson City, Nevada 89706            1,423,724 (1)          29.6%

Daniel A. DeStefano
2500 Arrowhead Drive
Carson City, Nevada 89706              954,496 (2)          19.9%
DeStefano Children Trust
c/o John McConeghy
42 Sterling Lane
Wayne, New Jersey 07470                530,546 (3)          11.3%
Melvyn I. Weiss
One Pennsylvania Plaza
New York, New York 10119               283,650 (4)           6.1%

All Executive Officers and
Directors as a Group (5 persons)     2,514,160 (5)          51.0%


(1) This amount includes 136,984 Shares owned by trusts for the benefit of Mr. Fox's children of which Mr. Fox is a trustee and of which Mr. Fox disclaims beneficial ownership. Mr. Fox has shared voting and investment power over the Shares owned by such trusts. This amount also includes 108,578 Shares owned by the Martin Fox Retirement Trust. This amount does not include
53,433 Shares owned by a trust for the benefit of unrelated persons of which Mr. Fox is a trustee and of which Mr. Fox disclaims beneficial ownership. This amount also includes 125,000 shares which Mr. Fox has the right to acquire pursuant to a currently exercisable stock option.

(2) This amount includes 72,138 Shares owned by the Daniel DeStefano Retirement Trust. This amount also includes 125,000 shares which Mr. DeStefano has the right to acquire pursuant to a currently exercisable stock option.

(3) Owned by the DeStefano Children Trust for the benefit of Mr. DeStefano's adult children, of which the trustees are Messrs. John McConeghy and Fred DeStefano (Mr. Daniel A. DeStefano's brother).

(4) This amount also includes 136,984 Shares owned by trusts for the benefit of Mr. Fox's adult children of which Mr. Weiss is a trustee and of which Mr. Weiss disclaims beneficial ownership. Mr. Weiss has shared voting and investment power over the Shares owned by such trusts.

(5) See footnotes (1), (2) and (4) above. Also includes 20,940 shares owned by the Albert Brodell Retirement Trust and 84,000 Shares directly owned by Mr. Brodell and spouse, a director and the Secretary of the Company, and 31,000 Shares which Ms. Remes, Treasurer of the Company, has the right to acquire pursuant to currently exercisable stock options.


Item 12.   Certain Relationships and Related Transactions

        From time to time during the last two fiscal years, Mr. Fox, a director, principal stockholder and the President of the Company, has borrowed various sums of money from the Company. The aggregate amount of such indebtedness was $80,000 as of April 30, 1996. Mr. Fox's indebtedness to the Company is evidenced by a note which, together with interest at a rate of 6% per annum, is payable on demand.

Item 13.    Exhibits and Reports on Form 8-K.

(a)     Exhibits.  See Index of Exhibits annexed hereto.

(b)     Reports on Form 8-K

        The Company did not file any Current Reports on Form 8-K during the quarterly period ended April 30, 1996.






                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:  July 29, 1996            INITIO, INC.

                                /s/   Martin Fox
                        By:   Martin Fox, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  July 29, 1996
                                /s/  Martin Fox
                                     Martin Fox,
                                President and Director

Date:  July 29, 1996
                                /s/ Daniel DeStefano
                                    Daniel DeStefano,
                                Chairman of the Board and
                                Director

Date:  July 29, 1996
                                /s/ Audrey C. Remes
                                    Audrey C. Remes,
                                Treasurer, Chief
                                Financial Officer and
                                Chief Accounting Officer

Date:  July 29, 1996

                                 /s/ Albert P. Brodell, Jr.
                                     Albert P. Brodell, Jr.,
                                 Secretary and Director

Date:  July 29, 1996

                                 /s/ Phillip Langsdorf
                                     Phillip Langsdorf,
                                     Director







                  INDEX OF EXHIBITS
Exhibit                                                            Page
Number          Description                                        Number

(3)    (a)    Articles of Incorporation of the Company --
              incorporated by reference to Exhibit 3(a) to the SB2.

        (b) By-Laws of the Company -- incorporated by reference to Exhibit 3(b) to the SB-2.

        (c)   Certificate of Ownership and Merger of Initio,
              Inc., a Delaware corporation and Initio, Inc., a Nevada corporation (the "Company") -- incorporated by reference to Exhibit 2(e) to the Company's Registration Statement on Form SB-2 (File No. 33-57750) (The "SB-2").

(10)    (a)   1991 Stock Option Plan, adopted by the Board of Directors
              on November 8, 1991 and by the shareholders on December 20, 1991 -- incorporated by reference to Exhibit 10(a) to the SB-2
              (This document represents a compensatory plan).

        (b) Sublease from Julie Pomerantz, Inc. to Deerskin Trading Post, Inc.,dated as of April 18, 1994, relating to premises located at 2001 Tonnelle Avenue, North Bergen, New Jersey, guaranteed by the Company.

        (c) Lease of Land under the Company's premises at 2500 Arrowhead Drive, Carson City, Nevada -- incorporated by reference to Exhibit No.(20)(b) to the Company's Annual Report on Form 10-K for the fiscal year ended February 6, 1981.

        (d) Lease for premises located at Route 1 and Route 114, Danvers, Massachusetts -- incorporated by reference to Exhibit 10(d) to the SB-2.

        (e) Subordinated Debenture due December 31, 1994 in the principal amount of $1,000,000 issued by the Company to Sherwood -- incorporated by reference to Exhibit 10(r) to the SB-2.

        (f) Common Stock Purchase Warrant issued August 29, 1992 by the Company to Sherwood for the purchase of 75,000 shares of the Company's common stock incorporated by reference to Exhibit 10(s) to the SB-2.

        (g) Construction Agreement dated December 29, 1994, between the Company and Shaw Construction Co.-- incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1995.



Exhibit                                                            Page
Number          Description                                        Number


        (h) Loan Agreement dated March 20, 1995 between The Company and Sierra Bank of Nevada -- incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1995.

        (i) Eleventh Amendment to Line of Credit and Loan Security Agreement, dated as of March 15, 1996, between United Jersey Bank and Deerskin Trading Post, Inc.

        (j) Third Restated Promissory Note, dated as of March 15, 1996, between United Jersey Bank and Deerskin Trading Post, Inc.

(21)          List of Subsidiaries -- incorporated by  reference to
              Exhibit 21 to the SB-2.


                           EXHIBIT 10 (i)

ELEVENTH AMENDMENT TO LINE OF CREDIT LOAN AND SECURITY AGREEMENT

This Eleventh Amendment to Line of Credit Loan and Security Agreement (the "Amendment") dated as of March 15, 1996 by and between UNITED JERSEY BANK, a state banking association organized under the laws of the State of New Jersey (the "Lender") with an office at 210 Main Street, Hackensack, New Jersey 07602 and DEERSKIN TRADING POST, INC., a Nevada corporation (the "Borrower") with an office located at 725 Dell Road, Carlstadt, New Jersey 07072.

WHEREAS, on March 10, 1992, the Lender provided a line of credit loan (the "Loan") to the Borrower pursuant to the terms and conditions of a certain Line of Credit Loan and Security Agreement dated March 10, 1992 (the "Agreement") as amended by that certain First Amendment to Line of Credit Loan and Security Agreement dated as of September 1, 1992 (the "First Amendment"), that certain Second Amendment to Line of Credit Loan and Security Agreement dated as of October 30, 1992 (the "Second Amendment"), that certain Third Amendment to Line of Credit Loan and Security Agreement dated as of November 30, 1992 (the "Third Amendment"), that certain Fourth Amendment to Line of Credit Loan and Security Agreement dated as of March 11, 1993 (the "Fourth Amendment"), that certain Fifth Amendment to Line of Credit Loan and Security Agreement dated as of August 27, 1993 (the "Fifth Amendment"), that certain Sixth Amendment to Line of Credit Loan and Security Agreement dated as of October 29, 1993 (the "Sixth Amendment"), that certain Seventh Amendment to Line of Credit Loan and Security Agreement dated as of May 31, 1994 (the "Seventh Amendment"), that certain Eighth Amendment to Line of Credit Loan and Security Agreement dated as of August 31, 1994 (the "Eighth Amendment"), that certain Ninth Amendment to Line of Credit Loan and Security Agreement dated as of August 31, 1995 (the "Ninth Amendment"), that certain Tenth Amendment to Line of Credit Loan and Security Agreement dated as of October 31, 1995 (the "Tenth Amendment") (the Agreement as amended by the First Amendment, Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment, Sixth Amendment, Seventh Amendment, Eighth Amendment, Ninth Amendment and Tenth Amendment is hereinafter referred to as the "Loan Agreement"), as evidenced by a certain Promissory Note in the principal amount of Five Million Five Hundred Thousand ($5,500,000.00) Dollars dated March 10, 1992 (the "Original Note") as modified by that certain First Modification of Promissory Note dated as of September 1, 1992 (the "First Modification") that certain Second Modification of Promissory Note dated as of October 30, 1992 (the Second Modification"), that certain Third Modification of Promissory Note dated as of November 30, 1992, (the "Third Modification"), as restated by that certain Restated Promissory Note in the principal amount of Eight Million ($8,000,000) Dollars dated March 11, 1993 (the "Restated Note"), as restated by that certain Second Restated Promissory Note in the principal amount of Six Million ($6,000,000) Dollars dated as of August 27, 1993 (the "Second Restated Note"), as modified by that certain First Modification of Second Restated Promissory Note dated as of October 29, 1993 (the "First Modification of Second Restated Note"), as modified by that certain Second Modification of Second Restated Promissory Note dated as of May 31, 1994 (the "Second Modification of Second Restated Note") as modified by that Third Modification of Second Restated Promissory Note dated as of August 31, 1994 (the "Third Modification of Second Restated Note"), as modified by that certain Fourth Modification of Second Restated Promissory Note dated as of August 31, 1995 (the "Fourth Modification of Second Restated Note"), as modified by that certain Fifth Modification of Second Restated Promissory Note dated as of October 31, 1995 (the "Fifth Modification of Second Restated Note") (the Original Note as modified by the First Modification, Second Modification, Third Modification and as restated by the Restated Note, the Second Restated Note and as modified by the First Modification of Second Restated Note, Second Modification of Second Restated Note, Third Modification of Second Restated Note, Fourth Modification of Second Restated Note and Fifth Modification of Second Restated Note is hereinafter referred to as the "Note");

	WHEREAS, the Borrower has requested that the Lender waive the clean-up provision required under the Loan Agreement for the period of time commencing May 1, 1995 though August 1, 1996; and

	WHEREAS, the Lender is willing to waive the clean-up provision for the period of time commencing May 1, 1995 through August 31, 1996 subject to the terms and conditions set forth within this Amendment.

	NOW THEREFORE, in consideration of the recitals and the mutual covenants contained herein, the parties hereto agree as follows:

	1.	All capitalized terms used herein and not otherwise defined
herein shall have the meanings ascribed to them pursuant to the Loan Agreement and the Note. Notwithstanding anything to the contrary contained in either the Loan Agreement or the Note, the terms of this Amendment shall control.

	2.	The definition of "Loan" in Section 1.1 of the Loan
Agreement is hereby stricken and replaced with the following:

        ""Loan" shall mean the line of credit loan in a principal amount not to exceed $4,000,000 to be made available by the Bank to the Borrower as set forth in Section 2.1 of the Loan Agreement."

	3.	The definition of "Loan Documents" in Section 1.1 of the
Loan Agreement is hereby stricken and replaced with the following:

        ""Loan Documents" shall mean collectively this Agreement, the First Amendment to Line of Credit Loan and Security Agreement, the Second Amendment to Line of Credit Loan and Security Agreement, the Third Amendment to Line of Credit Loan and Security Agreement, the Fourth Amendment to Line of Credit Loan and Security Agreement, the Fifth Amendment to Line of Credit Loan and Security Agreement, the Sixth Amendment to Line of Credit Loan and Security Agreement, the Seventh Amendment to Line of Credit Loan and Security Agreement, the Eighth Amendment to Line of Credit Loan and Security Agreement, the Ninth Amendment to Line of Credit Loan and Security Agreement, the Tenth Amendment to Line of Credit Loan and Security Agreement, the Eleventh Amendment to Line of Credit Loan and Security Agreement, the Note, the First Modification of Promissory Note, the Second Modification of Promissory Note, the Third Modification of Promissory Note, the Restated Promissory Note, the Second Restated Promissory Note, the First Modification of Second Restated Promissory Note, the Second Modification of Second Restated Promissory Note, the Third Modification of Second Restated Promissory Note, the Fourth Modification of Second Restated Promissory Note, the Fifth Modification of Second Restated Promissory Note, the Third Restated Promissory Note and all other agreements, documents, instruments and certificates executed and delivered or to be executed and delivered to or for the benefit of the Bank in connection herewith or therewith."

	4.	The reference to the "Note" in Section 2.3 of the Loan
Agreement shall be deemed to refer to the Note as amended and restated by that certain Third Restated Promissory Note attached hereto as Exhibit A and by this reference made a part hereof as fully as if set forth herein.

	5.	Subsection 2.1(a) of the Loan Agreement is hereby stricken
and replaced with the following:

        "(a) From time to time, during the period from March 15, 1996 until the Business Day prior to the Loan Maturity Date, in the manner hereinafter set forth, the Borrower may borrow from the Bank under the Loan upon the terms and conditions contained herein. The Bank will lend to the Borrower, through one or more Loan Advances, from March 15, 1996 through and including the Loan Maturity Date an amount equal to $4,000,000 minus the amount then available to a beneficiary under any letter of credit issued by the Bank on behalf of the Borrower (the "Available Amount"). The proceeds of the Loan Advances shall be used by the Borrower for general working capital purposes."

	6.	Subsection 2.4 of the Loan Agreement is hereby stricken and
replaced with the following:

        "2.4 Interest Rate. The Note shall bear interest from March 10, 1992 on the outstanding daily principal amount thereof, at a fluctuating rate per annum equal to the Base Rate plus one half of one (.50%) percent through and including August 26, 1993. Beginning August 27, 1993, the Note shall bear interest on the outstanding daily principal amount thereof at a fluctuating rate per annum equal to the Base Rate plus one (1%) percent through and including May 31, 1994. Thereafter, beginning June 1, 1994, the Note shall bear interest on the outstanding daily principal amount thereof, at a fluctuating rate per annum equal to the Base Rate plus three quarters of one percent (.75%) through and including August 31, 1994. Thereafter, beginning September 1, 1994, the Note shall bear interest on the outstanding daily principal amount thereof, at a fluctuating rate per annum equal to the Base Rate plus one half of one (.50%) percent through and including March 14, 1996. Thereafter, beginning March 15, 1996, the Note shall bear interest at the outstanding daily principal amount thereof, at a fluctuating rate per annum equal to the Base Rate plus three quarters of one (.75%) percent. Interest on the Note shall be payable on the dates provided for therein.
        Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The rate of interest on the Note shall be adjusted automatically as of the opening of business on each day on which any change in the Base Rate is established by the Bank at its principal office."

	7.	Subsection 2.15 of the Loan Agreement is hereby stricken and replaced with the following:

        "2.15 Clean-up Period. During each twelve (12) month period, commencing on May 1, 1994, the Borrower shall reduce the aggregate principal amount outstanding under the Loan to zero for a period of thirty (30) consecutive days. Such clean-up period must be commenced by January 15th of each year. Notwithstanding anything to the contrary set forth above, the clean-up period shall be waived for the period of time commencing May 1, 1995 through August 31, 1996."

	8.	The Borrower acknowledges and agrees that: (a) as of March
15, 1996, the Available Amount under the Loan is One Million Six
Hundred Twenty Two Thousand Four Hundred Sixty Eight and 50/100 ($1,622,468.50) Dollars; (b) the obligation of the Borrower to repay the Loan is absolute and unconditional and is not subject to any defense, counterclaim, set-off, right of recoupment, abatement or other claim or determination, and (c) the Note is and shall continue to be governed by and secured by the terms and provisions of the Loan Agreement, and as set forth in this Amendment.

	9.	The failure of the Borrower to comply with any term or
provision of the Amendment shall constitute an Event of Default under the Loan Agreement and Note.

	10.	The Lender and the Borrower hereby agree and consent to the
terms and provisions of the Amendment and the transactions contemplated hereby.

	11.	The Borrower shall pay all of the Lender's costs and
expenses incurred in connection with the preparation, execution and delivery of the Amendment, including, without limitation, reasonable legal fees and disbursements of Lender's counsel.

	12.	Except as expressly otherwise provided herein, the terms of
the Loan Agreement are hereby restated by the Borrower, shall remain in force and effect and are incorporated herein by reference. In the event of a conflict between the terms of this Amendment and the Loan Agreement, the terms of this Amendment shall control.

	13.	The Borrower acknowledges that the Lender has no obligation
to make any further amendments to the Loan Agreement or any other Loan Document executed in connection therewith, including but not limited to this Amendment and the Note.

	14.	This Amendment shall be construed in accordance with, and
shall be governed by, the laws of the State of New Jersey.  This
Amendment shall be binding upon and insure to the benefit of the parties hereto and their respective successors and assigns.

	IN WITNESS WHEREOF, the undersigned have caused this Eleventh Amendment to the Line of Credit Loan and Security Agreement to be executed by their corporate officers and sealed with their seal as of the date first set forth above.

					UNITED JERSEY BANK

                                        BY:  /s/ William S. Clement
                                                 William S. Clement
                                                 Vice President

					DEERSKIN TRADING POST, INC.

                                        BY:     /s/ Martin Fox
                                                    Martin Fox
                                                    Chairman

ATTEST:

/s/ Audrey C. Remes
    Audrey C. Remes

                                    EXH. 10 (j)

                                     EXHIBIT A

                           THIRD RESTATED PROMISSORY NOTE

       Principal Amount: $4,000,000.00	            Dated: March 15, 1996

                FOR VALUE RECEIVED, DEERSKIN TRADING POST, INC., a Nevada corporation having an office at 725 Dell Road, Carlstadt, New Jersey, 07072 (collectively the "Payor"), promises to pay to the order of UNITED JERSEY BANK, a state banking association organized under the laws of the State of New Jersey (the "Bank" or "Holder"), its successors and assigns, at its offices at 210 Main Street, Hackensack, New Jersey 07602, or at such other address as Holder shall notify Payor in writing, the principal sun of FOUR MILLION ($4,000,000.00) DOLLARS or so much thereof as shall have been advanced to Payor pursuant to the Loan Agreement (as defined below), together with interest on the unpaid principal balance, payable as provided below.

	1.	Subject to Loan Documents.

		(a) The obligations of the Payor under this Note are secured by the "Collateral", as such term is defined in the Line of Credit
Loan and Security Agreement entered into between the Bank and Payor on
March 10, 1992, as amended and modified by: (i)that certain First
Amendment to the Line of Credit Loan and Security Agreement dated as of September 1, 1992, (ii)that certain Second Amendment to Line of
Credit Loan and Security Agreement dated as of October 30, 1992, (iii)
that certain Third Amendment to Line of Credit Loan and Security
Agreement dated as of November 30, 1992, (iv) that certain Fourth
Amendment to Line of Credit Loan and Security Agreement dated as of
March 11, 1993, (v) that certain Fifth Amendment to Line of Credit
Loan and Security Agreement dated as of August 27, 1993, (vi) that certain Sixth Amendment to Line of Credit Loan and Security Agreement
dated as of October 29, 1993, (vii) that certain Seventh Amendment to
Line of Credit Loan and Security Agreement dated as of May 31, 1994,
(viii) that certain Eighth Amendment to Line of Credit Loan and
Security Agreement dated as of August 31, 1994, (ix) that certain
Ninth Amendment to Line of Credit Loan and Security Agreement dated as of August 31, 1995, (x) that certain Tenth Amendment to Line of Credit
Loan and Security Agreement dated as of October 31, 1995 and (xi) that certain Eleventh Amendment to Line of Credit Loan and Security Agreement dated as of the date hereof (collectively the "Loan Agreement").

		(b) The terms and provisions of the Loan Agreement and all other documents and instruments referred to therein or executed and delivered pursuant thereto are incorporated herein by reference (all of the foregoing are hereinafter collectively referred to as the "Loan Documents").

	2.	Rate of Interest. The principal amount outstanding under
this Note shall bear interest at the Bank's Base Rate plus three quarters of one percent (.75%) on a floating basis. The Bank's Base Rate of interest is the rate of interest adopted by the Bank from time to time. The Base Rate is a means of pricing some loans to customers of the Bank. The Base Rate is not tied to any external rate of interest actually charged at any given time by the Bank to any particular class or category of customers of the Bank. Interest shall be computed on the basis of the actual number of days elapsed over a period of 360 days.

	3.	Repayment. Principal and interest shall be paid during the
term of this Note in the following manner:

		(a) Payor shall make consecutive monthly payments of interest at the Bank's Base Rate plus three quarters of one percent (.75%) on a floating basis on the principal balance outstanding under this Note commencing April 1, 1996, and on the first (1st) day of each and every month thereafter.

		(b) Payor shall make a final payment of the entire unpaid principal balance and accrued interest under this Note and all other costs, expenses and charges of any nature whatsoever due or assessable hereunder on August 31, 1996 (the "Maturity Date").

		(c) Except with respect to the payment due on the Maturity Date, as set forth above, upon the failure of Payor to make any payments hereunder within ten (10) days of the date when due, Payor shall pay a late payment charge on all amounts overdue in an amount equal to five (5%) percent of the overdue amount (but in no event less than $25.00 nor more than $2,500.00).

	4.	Event of Default. The following shall constitute an Event of
Default under this Note:

		(a) Failure to make any interest payments required hereunder within five (5) days of the date when due.

		(b) Failure to make any principal payments required hereunder on the date when due.

		(c) The occurrence of any Event of Default under any of the Loan Documents.

	5.	Acceleration Upon Default. Upon the occurrence of a Default, the entire unpaid principal balance of this Note together with accrued interest shall, at the option of Holder, immediately become due and payable without notice or demand. Upon acceleration by Holder as herein above provided, all amounts due hereunder, whether principal, interest or otherwise, which have not been paid as of the date of such acceleration, shall bear interest from such date to the date payment in full is received by Holder at the rate of interest set forth in this Note plus five (5%) percent per annum, instead of the rate established in Paragraph 2 of this Note.

	6.	Cumulative Remedies; Waivers by Payor. No remedy referred to herein is intended to be exclusive, but each shall be cumulative and in addition to any other remedy above or otherwise available to the Holder under any of the Loan Documents, at law or in equity. Payor hereby waives presentment, demand for payment, protest and notice of dishonor of the Note and all other notices and demands. Trial by jury is also waived.

	7.	Non-Waiver. Failure to insist on the strict performance of
any or all of the terms, provisions, and covenants contained in this Note shall not be construed as a waiver or relinquishment for the future of any term, provision or covenant herein.

	8.	Collection Fees. If suit is brought to collect this Note of
any part hereof, Payor expressly agrees to pay all of Holder's reasonable costs and expenses of collection, including reasonable attorneys' fees.

	9.	Prepayment. This Note may be prepaid in full or in part at
any time without penalty.

	10.	Usury. All provisions of this Note and the Loan Documents
are expressly subject to the condition that in no event, whether by reason of acceleration of maturity of the indebtedness evidenced hereby or otherwise, shall the amount paid or agreed to be paid to the undersigned hereunder and deemed interest under applicable law exceed the maximum rate of interest on the unpaid principal balance of this Note allowed by applicable law (the "Maximum Allowable Rate"), which shall mean the law in effect on the date of this Note, except that if there is a change in such law which results in a higher Maximum
Allowable Rate being applicable to this Note, then this Note shall be governed by such amended law from and after its effective date. In the event that fulfillment of any provision of this Note or the Loan Documents results in the interest rate hereunder being in excess of the Maximum Allowable Rate, the obligation to be fulfilled shall automatically be reduced to eliminate such excess. If, notwithstanding the foregoing, the Bank or any other holder of this Note receives an amount which under applicable law would cause the interest rate hereunder to exceed the Maximum Allowable Rate, the portion thereof which would be excessive shall automatically be applied to and deemed a prepayment of the unpaid principal balance of this Note and not a payment of interest.

	11.	Governing Law. This Note shall be governed by and construed
in accordance with the laws of the State of New Jersey.

	12.	Promissory Note. This Note amends and restates the
Promissory Note dated March 10, 1992 as amended and modified by
(i)that certain First Modification of Promissory Note dated as of September 1, 1992, (ii) that certain Second Modification of Promissory Note dated as of October 30, 1992, (iii) that certain Third Modification of Promissory Note dated as of November 30, 1992, (iv) that certain Restated Promissory Note dated as of March 11, 1993, (v) that certain Second Restated Promissory Note dated as of August 27, 1993, (vi)that certain First Modification of Second Restated Promissory Note dated as of October 29, 1993, (vii) that certain Second Modification of Second Restated Promissory Note dated as of May 31, 1994, (viii) that certain Third Modification of Second Restated Promissory Note dated as of August 31, 1994, (ix) that certain Fourth Modification of Second Restated Promissory Note dated as of August 31, 1995, and (x) that certain Fifth Modification of Second Restated Promissory Note dated as of October 31, 1995. This Note is the "Note" referred to in Section 2.3 of the Loan Agreement.

	IN WITNESS WHEREOF, Payor has duly executed this Note the day and year first above written.

ATTEST:					DEERSKIN TRADING POST, INC.


/s/ AUDREY REMES                        By: /s/ MARTIN FOX,
    AUDREY REMES                                MARTIN FOX
                                                Chairman





                         ANNUAL REPORT
                   For the Fiscal Year Ended
                        April 30, 1996




               Consolidated Financial Statements of
                           INITIO, INC.
                          and Subsidiary


                       2500 Arrowhead Drive Carson
                    City, Nevada  89706
                       Phone: (702) 883-2711





     Subsidiary of Initio, Inc.:
                                                  Percentage of
     Subsidiary                                     Ownership

     Deerskin Trading Post, Inc.                      100 %









                                       INDEX




                          PART I - FINANCIAL INFORMATION



                                                                   PAGE
Report of Independent Public Accountants                             3

Consolidated Statements of Operations -
     Years ended April 30, 1996 and 1995                             4

Consolidated Balance Sheets-
     As of April 30, 1996  and 1995                                  5

Consolidated Statement of Stockholders' Equity-
     Years ended April 30, 1996 and 1995                             6

Consolidated Statements of Cash Flows-
     Years ended April 30, 1996 and 1995                             7

Notes to Consolidated Financial Statements                         8 - 12





                               Page 2 of 12









REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS









To the Board of Directors and Stockholders of Initio, Inc.:

We have audited the accompanying consolidated balance sheets of Initio, Inc. (a Nevada corporation) and subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presently fairly, in all material respects, the financial position of Initio, Inc. and subsidiaries as of April 30, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





July 24, 1996


Arthur Andersen LLP
New York, New York




                               INITIO, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Year Ended      Year Ended
                                               April 30, 1996  April 30, 1995
NET SALES                                         $12,404,850     $19,473,151
COSTS AND EXPENSES
  Cost of Merchandise Sold                          4,438,879       6,927,104
  Advertising                                       4,628,286       7,004,710
                                                   ----------      ----------
     GROSS MARGIN                                   3,337,685       5,541,337
  General & Administrative
     (including Fulfillment)                        4,358,171       5,777,402
                                                   ----------      ----------
OPERATING LOSS                                     (1,020,486)       (236,065)

OTHER EXPENSE
  Interest Expense net of Interest Income of
     $71,375 and $116,517 for the years ended
     April 30, 1996 and 1995, respectively           (305,627)       (172,289)
  Gain on Marketable Securities                       129,230         194,898
  Other Income                                              0             750
                                                   ----------      ----------
     Total Other Expense                             (176,397)         23,359
                                                   ----------      ----------
Net Loss Before Provision for Income Tax and
  Cum. Effect of Change in Accounting Principle    (1,196,883)       (212,706)

Provision For Income Tax (Note 4)                    (523,000)              0
Cumulative Effect of Change in Accounting Principle         0          38,403
                                                   ----------      ----------
NET LOSS                                          ($1,719,883)      ($174,303)
                                                   ----------      ----------

Earnings (Loss) per Share (Note 1(k)):

  Net Loss Before Cumulative Effect of Change
      in Accounting Principle                          ($0.37)         ($0.05)
  Cumulative Effect of Change in Accounting Principle   $0.00           $0.01
                                                   -----------     -----------
  Loss per Common Share                                ($0.37)         ($0.04)
                                                   ===========     ===========
Weighted Average Shares                             4,676,445       4,437,541
                                                   ===========     ===========



      The accompanying notes to the consolidated financial statements are an integral part of these statements.


                              Page 4 of 12




                           INITIO, INC.
                   CONSOLIDATED BALANCE SHEETS

ASSETS                                         April 30, 1996  April 30, 1995
- ------                                         --------------  --------------
CURRENT ASSETS:
  Cash                                             $  461,917      $  617,768
  Marketable Securities                               721,238         745,750
  Inventory                                         3,740,869       4,827,304
  Prepaid Advertising                                 237,837         320,049
  Assets Held for Sale (Note 10)                      324,953         324,953
  Prepaid and Other Current Assets                    637,237         894,394
                                                   ----------     -----------
     Total Current Assets                           6,124,051       7,730,218

FIXED ASSETS, at Cost (Note 3)                      2,932,253       2,302,914
   Less: Accumulated Depreciation and Amortization    941,582       1,085,564
                                                   ----------     -----------
                                                    1,990,671       1,217,350
TRADE NAMES, CUSTOMER LISTS, AND RELATED
  INTANGIBLE ASSETS                                 1,462,872       1,462,872
   Less: Accumulated Amortization                     118,858          82,287
                                                   ----------     -----------
                                                    1,344,014       1,380,585

FUTURE FEDERAL INCOME TAX BENEFITS (Note 4)                 0         523,000
OTHER ASSETS                                           11,174          15,404
                                                   ----------     -----------
TOTAL ASSETS                                       $9,469,910     $10,866,557
                                                   ==========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Borrowings under Line of Credit (Note 7)         $2,600,000      $3,000,000
  Accounts Payable                                    417,038         401,319
  Accrued Expenses & Other Current Liabilities        184,209         476,212
  Customers' Unshipped Orders                          64,814          89,025
                                                   ----------      ----------
     Total Current Liabilities                      3,266,061       3,966,556
  Mortgage Payable (Note 8)                           950,679               0
                                                   ----------      ----------
TOTAL LIABILITIES                                  $4,216,740      $3,966,556
Commitments (Note 6)

STOCKHOLDERS' EQUITY:
Common Stock, $0.01 par value,
  Authorized, 10,000,000 shares; Issued
  5,071,535 and 5,063,316 shares at
  April 30, 1996 and 1995, respectively           $    50,715      $   50,633
Additional Paid-In Capital                          8,670,283       8,656,907
Accumulated Deficit                                (2,996,761)     (1,276,878)
Treasury Stock, at Cost, 391,871
  shares at April 30, 1996  and 1995                 (476,781)       (476,781)
Unrealized Gain (Loss) on Marketable Securities         5,714         (53,880)
                                                   ----------     -----------
TOTAL STOCKHOLDERS' EQUITY                         $5,253,170      $6,900,001
                                                   ----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $9,469,910     $10,866,557
                                                   ==========     ===========

      The accompanying notes to the consolidated financial statements are an integral part of these statements.
                                Page 5 of 12


                                   INITIO, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                              Unrealized
                                  COMMON STOCK      Additional                    Treasury    (Loss) on
                                Shares      Par       Paid-In    Accumulative      Shares     Marketable
                                Issued     Value      Capital      (Deficit)      (at Cost)   Securities      TOTAL
                             ----------   -------   ----------   ------------     ----------   ---------   -----------
BALANCE, April 30, 1994      14,778,316   $47,783   $8,079,757   ($1,102,575)     ($476,781)         $0    $6,548,184

Options Exercised               285,000    $2,850     $532,150                                               $535,000

Options Issued                                         $45,000                                                $45,000

Net (Loss) for the Year
     Ended April 30, 1995                                          ($174,303)                               ($174,303)

 Unrealized (Loss) on
    Marketable Securities                                                                      ($53,880)     ($53,880)
                             ----------   -------   ----------   ------------     ----------   ---------   -----------
BALANCE, April 30, 1995      15,063,316   $50,633   $8,656,907   ($1,276,878)     ($476,781)   ($53,880)   $6,900,001

Options Exercised                   600        $6         $594                                                   $600

Stock Issued                      7,619       $76      $12,782                                                $12,858

Net (Loss) for the Year
    Ended April 30, 1996                                         ($1,719,883)                             ($1,719,883)

Unrealized Gain on
  Marketable Securities                                                                         $59,594       $59,594
                             ----------   -------   ----------   ------------     ----------   ---------   -----------
BALANCE, April 30, 1996      15,071,535   $50,715   $8,670,283   ($2,996,761)     ($476,781)     $5,714    $5,253,170
                             ==========   =======   ==========   ============     ==========    ========   ===========



  The accompanying notes to the consolidated financial statements are an integral part of these statements.




                              Page 6 of 12

                           INITIO, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended      Year Ended
                                                April 30, 1996  April 30, 1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                        ($1,719,883)      ($174,303)
Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities:
  Cumulative Effect of Accounting Change                    0         (38,403)
  Decrease in Future Tax Benefit                      523,000               0
  Depreciation and Amortization                       236,589         215,694
  Amortization of Discount on Debenture                     0          11,111
  Compensation Paid With Common Stock                  12,858              $0
  Gain on Marketable Securities                      (129,230)       (194,898)
  Decrease (Increase) in:
     Inventory                                      1,086,435         (44,285)
     Prepaid Advertising                               82,212         130,251
     Prepaid and Other Assets                         261,387          46,704
  (Decrease) Increase in:
     Accounts Payable, Accrued Expenses
         and Other Current Liabilities               (276,284)         52,908
     Customers' Unshipped Orders                      (24,211)        (54,506)
                                                   -----------     -----------
Net Cash Provided By (Used In) Operating Activities   $52,873        ($49,727)
                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                ($973,339)      ($313,821)
Purchase of Marketable Securities                    (617,122)       (348,353)
Proceeds Rec'd from Sale of Marketable Securities     830,458         367,299
                                                   -----------     -----------
Net Cash (Used In) Investing Activities             ($760,003)      ($294,875)
                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Subordinated Debenture                                     $0     ($1,000,000)
Net Borrowings under Line of Credit                  (400,000)      1,000,000
Mortgage                                              950,679               0
Issuance of Common Stock                                  600         535,000
                                                   -----------     -----------
Net Cash Provided By Financing Activities            $551,279        $535,000
                                                   -----------     -----------

NET INCREASE (DECREASE) IN CASH                     ($155,851)       $190,398
CASH,  AT BEGINNING OF PERIOD                        $617,768         427,370
                                                   -----------     -----------
CASH,  AT END OF PERIOD                              $461,917        $617,768
                                                   ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for interest           $377,002        $288,806
                                                   ===========     ===========

     The accompanying notes to the consolidated financial statements are an integral part of these statements.
                                  Page 7 of 12


INITIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) NATURE OF BUSINESS - Initio, Inc., a Nevada Corporation, (the "Company") and its wholly-owned subsidiary, Deerskin Trading Post, Inc. is a direct mail specialty catalog company. It markets men's and women's leather outerwear, apparel, footwear, accessories and small leather goods through its Deerskin Catalogs and gifts and housewares through its Joan Cook Housewares Catalogs. The Company also operates one retail closeout outlet in Danvers, Massachusetts. The Deerskin Catalog business is highly seasonal with principal sales occurring between early November and early December. The Joan Cook line is significantly less seasonal although the Company experiences some increase in demand in the holiday season.

(b) BASIS OF CONSOLIDATION
The consolidated financial statements include the accounts of Initio, Inc., and its wholly-owned subsidiary, Deerskin Trading Post, Inc. All intercompany transactions have been eliminated.

(c) USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d) REVENUE RECOGNITION
Revenue is recognized as merchandise is shipped to customers. Payments received for merchandise not yet shipped are reflected as "Customers' Unshipped Orders," a current liability.

The Deerskin and Joan Cook catalogs have significantly different refund rates which relate to the size, color, fit and items damaged in transit of the merchandise sold. In each period, the Company accrues a reserve for returns and exchanges which it anticipates will occur related to the sales of the period. Such accrual is based upon the Company's historical experience. Revenue on retail sales is recognized at the point of sale.

(e)  PREPAID ADVERTISING
Costs of producing and mailing catalogs are deferred and amortized over the
estimated productive life of each mailing based on projected sales.   As
prescribed under SOP 93-7, the Company only capitalizes as assets those costs which are incremental direct costs with independent third parties and payroll and payroll-related costs of employees who are directly associated with, and devote time to, the advertising. In addition, individual advertising efforts are established as stand alone cost pools which are amortized on a cost pool basis over the estimated period of benefit determined based upon estimated future revenues. As required, the Company assesses the realizability of the assets created based on the likelihood of achieving the estimated revenues on a quarterly basis. As of April 30, 1996 no writedowns were required to report the capitalized advertising expenses at net realizable value. Prepaid advertising includes costs incurred for catalogs to be mailed in the future. Catalog and space advertising costs associated with test programs are expensed as incurred.

Advertising costs related to non-test space promotions are initially deferred, then expensed to the extent of gross profits realized until fully recovered; therefore, only after advertising costs have been fully recovered, does a particular promotion make any contribution to operating income. Deferred costs are reviewed quarterly for recoverability and adjusted, if necessary.

(f) INVENTORY
Merchandise inventory is valued at the lower of cost or market, using the first-in, first-out (FIFO) cost method.

Included in inventory costs are certain costs involved in the preparation, maintaining and storing of the inventory for sale. These costs are calculated as a percentage of inventory and are reviewed and monitored periodically.

(g) FIXED ASSETS
Fixed assets are stated at cost and are depreciated by the straight line method, using estimated useful lives which approximate 40 years for buildings and 3 to 10 years for equipment.

Improvements to leased premises are amortized over the lesser of their estimated useful lives or the remaining term of the lease.

Repair and maintenance costs are charged directly to expense. Renewals and betterments of fixed assets are charged to fixed assets. Upon retirement or other disposition of property, or when the asset is fully depreciated, whichever is sooner, the cost and related depreciation or amortization are removed from the accounts.

Fixed assets held for sale are stated at net book value, which is less than current fair market value.

(h)  INTANGIBLE ASSETS
The Company's policy for measuring impairment of the value of its intangible assets arising from the acquisition of the Joan Cook catalog is to compare the sum of expected future cash flows from the catalog's operations over the remaining amortizable life of such intangible assets with the unamortized value on its books. If the sum of the expected future cash flows is greater than the amount of the intangible assets unamortized book value, no adjustment is required.

Management believes the asset Trade Names, Customer Lists, and Related Intangible Assets is so interconnected that it cannot reasonably be separated. This is in accordance with APB Opinion No. 16, "Business Combinations."

Trade names, customer lists, and related intangible assets are being amortized on a straight line basis over 40 years based upon the fact that the Joan Cook name has high consumer recognition and in the opinion of management constitutes a non-wasting asset.

(i) RECENTLY ISSUED ACCOUNTING STANDARDS
In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The Company will adopt Statement No. 121 in the first quarter of 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

(j)   ACCRUED EXPENSES & OTHER CURRENT LIABILITIES
As of April 30, 1995 included in "Accrued Expenses & Other Current Liabilities" was an amount of $262,818 due to a broker which related to a margin account.

(k)  EARNINGS (LOSS) PER SHARE
Earnings (Loss) per share for the periods presented are based on the weighted average number of common shares outstanding during the period together with outstanding options and warrants to the extent such are dilutive, assuming that the exercisable options and warrants discussed in Note 5 had been exercised at April 30, 1996.

NOTE 2-MARKETABLE SECURITIES
On May 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities." This Statement requires the classification of debt and equity securities based on whether the securities will be held to maturity, are considered trading securities or are available for sale. Classification within these categories may require the securities to be reported at their fair market value with unrealized gains and losses included either in current earnings or reported as a separate component of stockholders' equity, depending on the ultimate classification. The adoption of this Statement, which classified all marketable securities as available for sale, resulted in a cumulative effect of change in accounting principle of $38,403 for the year ended April 30, 1995.

At April 30, 1996, unrealized gains on marketable securities amounted to $5,714 and at April 30, 1995, unrealized losses were $53,880.


NOTE 3-FIXED ASSETS
                                          April 30, 1996     April 30, 1995
Building & Other Leasehold Improvements      $2,225,810         $1,274,240
Construction in Progress                              0            114,520
Equipment                                       706,443            914,154
                                             ----------         ----------
                                              2,932,253          2,302,914
Less:  Accumulated Depreciation
           and Amortization                     941,582          1,085,564
                                             ----------         ----------
                                             $1,990,671         $1,217,350
                                             ==========         ==========

When an asset is fully depreciated, its cost and related depreciation or amortization is removed from the fixed assets accounts. During the fiscal years ended April 30, 1996 and April 30, 1995, the Company removed approximately $344,000 and $582,000, respectively, of fully depreciated and fully amortized assets from the related fixed asset and accumulated depreciation and amortization accounts.

NOTE 4-INCOME TAXES
Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of changes in tax rates is recognized as income in the period .

At April 30, 1996, the Company has available for federal income tax purposes, net operating loss carryforwards (NOL) and other net future tax deductions totaling approximately $3,300,000; approximately $63,000 of the NOL expires in 2004, the balance thereafter.

The future tax benefit of such NOL should be recorded as an asset to the extent that management assesses the realization of such future tax benefits to be "more likely than not." During the fiscal year ended April 30, 1996, the Company reassesed the future realization of the NOL and concluded that it is uncertain whether the $1,500,000 previously benefited will be realized. This resulted in a provision of $523,000.

NOTE 5 - COMMON STOCK
The Company issued in September 1992, a subordinated debenture for $1,000,000 together with warrants to purchase, on or before September 23, 1997, 75,000 shares of the Company's common stock at $2.25 per share.

In December 1991, the Company adopted a stock option plan which provides for the issuance of either incentive or non-qualified options to officers, directors and other key employees for up to 350,000 shares of the Company's common stock.

During the fiscal year ended April 30, 1995, the Company committed to grant a key employee incentive stock options to purchase 200,000 shares of its common stock at the then current market price of $2.375 per share under this plan. In September 1995, the employee's relationship with the Company was discontinued and as part of the settlement of the Company's obligation to such employee, the options were cancelled and the Company issued 7,619 shares of common stock which the Company valued at $12,858 and expensed during the current period; this amount is included in "General & Administrative" Expenses.

In April 1996 the Company granted two officers/directors options, exercisable immediately and expiring in five years, to each purchase 125,000 shares of the Company's common stock at $2.00 per share.

Incentive options must be at not less than current fair market value at the date of grant, are exercisable to the extent of 20% of the optioned shares on date of grant with an additional 20% becoming exercisable on each subsequent anniversary of such date and expire after six years.

Activity under the Company's stock option plan during the fiscal year ending April 30, 1995 through April 30,1996 was:
                                                               Price Range
Fiscal Year 1995:                              Shares          Of Options
At April 30, 1995:
        Outstanding                           159,500         $1.00 - $1.875
        Exercisable                            94,000         $1.00 - $1.875
        Exercised                              35,000         $1.00
Fiscal year 1996:
At April 30, 1996:
        Outstanding                           158,900         $1.00 - $1.875
        Exercisable                           132,300         $1.00 - $1.875
        Exercised                                 600         $1.00

In 1988, the Company granted two key employees non-qualified options to purchase 32,000 shares of its common stock at $1.00 per share. All of these options became exercisable at April 30, 1992 and they expire March 1, 1998.

On January 1, 1995 the Company retained Pioneer Capital Corp., as a consultant, compensating it by granting it an option expiring April 30, 1995, to purchase 250,000 shares of the Company's common stock at $2.00 per share. This option was exercised in full. This option was valued at $45,000 The Company is expensing this cost over the 18 month term of the agreement.

A total of 671,400 of the Company's common shares (either authorized and unissued or treasury stock) are reserved for possible issuance upon exercise of the warrants issued in connection with the sale of the subordinated debenture (75,000 shares), for the Stock Option Plans (346,400 shares), and for the options granted to the officers/directors (250,000 shares).

As described in Note 7, Deerskin Trading Post, Inc., signed an agreement with its bank for a line of credit (the "Agreement"). The Agreement limits the ability of Deerskin to declare and pay any dividends without the bank's prior consent.

NOTE 6-COMMITMENTS

(a)  LEASES
The Company rents premises for warehousing and administrative purposes. Future minimum rental payments under noncancelable operating leases, including ground leases, expiring at various dates through 2037, as of April 30,1996 are as follows:

Year Ending April 30, 1997               $128,206
                      1998                124,832
                      1999                 70,270
                      2000                 13,650
                      2001                  1,050
                Thereafter                 44,800
                                         --------
                                         $382,808

Rent expense for the fiscal years 1996 and 1995 was $117,764 and $119,649, respectively.

(b)  LETTERS OF CREDIT
Outstanding letters of credit, issued primarily for imported merchandise, approximated $586,000 and $700,800 at April 30,1996 and April 30, 1995,
respectively.

NOTE 7 - SHORT TERM BORROWINGS
On September 7, 1994, Deerskin Trading Post, Inc., signed an agreement with United Jersey Bank ("the Bank") for a line of credit of $6,000,000 less amounts subject to letters of credit issued by the Bank on its behalf, secured by its assets, guaranteed by the Company, maturing August 31, 1995, and bearing interest at the Bank's base rate plus 1/2% with interest payable monthly. This loan required a 30 consecutive day "clean up" requirement which the Company met in the quarter ended January 31, 1995. This loan was extended until August 31, 1996 with no change in the terms and conditions. The Company failed in the period ended January 31, 1996 to meet this requirement and United Jersey Bank waived the default in consideration of a reduction in the line of from $6,000,000 to $4,000,000 and an increase in the interest rate by 1/4%. The Company signed this agreement, maturing August 31, 1996, with the Bank on March 15, 1996. The Company anticipates this will be sufficient to meet its capital requirements through the maturity date of the loan.

Direct borrowings under this line of credit amounted to $2,600,000 and $3,000,000 at April 30, 1996 and April 30, 1995, respectively. The Company's interest rates at April 30 1996 and 1995 were 8.75% and 9 1/2%, respectively.

NOTE 8 - MORTGAGE
On March 20, 1995 Deerskin Trading Post, Inc. signed an agreement with
Sierra Bank of Nevada for a $1,000,000 construction loan to finance the approximately 34,800 sq. ft. expansion of its Carson City warehouse which was put into service in October 1995. This loan is secured by the Carson City real property and bears interest at 9 1/4% per annum with interest paid monthly through October 1995 at which time it converted to a five year adjustable rate (with the first rate adjustment possible in October 2000) fifteen year mortgage with monthly principal and interest payments due to
fully amortize the loan by August 31, 2010.   Borrowings amounted to
$1,000,000; the current portion, $33,806 of the mortgage is included in "Accrued Expenses and Other Liabilities."

NOTE 9 - RELATED PARTY TRANSACTIONS
As of April 30, 1996, the Company held a 6% $80,000 demand note from an officer/director. This amount is included in "Prepaid and Other Current Assets."

NOTE 10 - SUBSEQUENT EVENT
As of July 1, 1996 the Company entered into an agreement for the sale of the Peabody facility at a price which represents a gain of approximately $275,000. It is anticipated that the closing will take place in the fourth quarter of the fiscal year ended April 30, 1997, at which time the Company will recognize the gain and will review the need for a reserve for the costs associated with the relocation of the Peabody operations, which will take place subsequent to the closing. Since this agreement is conditioned upon the purchaser obtaining building permits, among other things, there can be no assurance that such conditions will be met.