Form 10QSB
period 1996-07-31
INITIO INC
filed 1996-09-16
CIK 50505

SECURITIES AND EXCHANGE COMMISSION
			                          Washington, D.C. 20549

				                               10 - QSB

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       	OF THE SECURITIES EXCHANGE ACT OF 1934 For the
	       Quarterly Period Ended  July 31, 1996 OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       	SECURITIES EXCHANGE ACT OF 1934
	       For the transition period from         to

		                     Commission file number 0-9848

	                       		     INITIO, INC.
   (Exact name of  small business issuer as specified in its charter)


    	Nevada                                       22-1906744
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

2500 Arrowhead Drive, Carson City, Nevada              89706
(Address of principal executive offices)            (Zip Code)

      Issuer's telephone number, including area code:  (702) 883-2711

			                            	None
	        (Former name, former address and former fiscal year,
		                 if changed since last report.)

Check whether the issuer (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                		       YES   X         NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the latest practicable date:


       Class                              Outstanding  September 6, 1996

Common stock, $.01 par value                            4,679,664


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One): YES    NO   X



                             				  INDEX


                       PART I - FINANCIAL INFORMATION

                                                        								 PAGE
Consolidated Statements of Operations -
      Three Months ended July 31, 1996 and 1995                    3

Consolidated Balance Sheets-
     As of July 31, and April 30, 1996                             4

Consolidated Statement of Stockholders' Equity-
     Three Months ended July 31, 1996                              5

Consolidated Statements of Cash Flows-
     Three Months ended July 31, 1996 and 1995                     6

Notes to Consolidated Financial Statements                         7 - 10

Management's Discussion and Analysis                              11 - 13

Signatures                                                        14




                        			     INITIO, INC.
		                 CONSOLIDATED STATEMENTS OF OPERATIONS
			                            (Unaudited)





                                   					       THREE MONTHS ENDED
		                                        July 31, 1996  July 31, 1995


NET SALES                                    $1,158,915   $1,877,011

COSTS AND EXPENSES
  Cost of Merchandise Sold                      398,467      591,576
  Advertising                                   361,703      901,842
                                   					      _________    _________
     GROSS MARGIN                               398,745      383,593
  General & Administrative
     (including Fulfillment)                    552,547      960,805
					                                         _________    _________
OPERATING LOSS                                 (153,802)    (577,212)

OTHER INCOME (EXPENSE)
  Interest (Expense) net of Interest Income
   of $15,349 and $19,242 for the three
   months ended July 31, 1996
   and 1995, respectively                      (71,236)     (73,052)
  Gain on Marketable Securities                 15,213      108,120
					                                         ________     ________
     Total Other Income (Expense)              (56,023)      35,068
                                   					      ________     ________

NET LOSS                                     ($209,825)   ($542,144)



Earnings (Loss) per Share (Note 1(j)):

  Net Loss Per Common Share                     ($0.04)      ($0.12)

  Weighted Average Shares                    4,679,664    4,671,445




The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           				INITIO, INC.
			                    CONSOLIDATED BALANCE SHEETS


                                  					 July 31, 1996 April 30, 1996
ASSETS                                    (Unaudited)   (Audited)
CURRENT ASSETS:
  Cash                                    $   99,023   $  461,917
  Marketable Securities                    1,197,594      721,238
  Inventory                                4,555,159    3,740,869
  Prepaid Advertising                        355,494      237,837
  Assets Held for Sale (Note 3)              324,953      324,953
  Prepaid and Other Current Assets           724,489      637,237
					                                      _________    _________
     Total Current Assets                  7,256,712    6,124,051

FIXED ASSETS, at Cost (Note 3)             2,943,478    2,932,253
 Less: Accumulated Depreciation and Amorti   988,935      941,582
                                   					   1,954,543    1,990,671
TRADE NAMES, CUSTOMER LISTS, AND RELATED
  INTANGIBLE ASSETS                        1,462,872    1,462,872
  Less: Accumulated Amortization             128,001      118,858
					                                      1,334,871    1,344,014

OTHER ASSETS                                  11,174       11,174
                                   					  __________    _________
TOTAL ASSETS                             $10,557,300  $ 9,469,910


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Borrowings under Line of Credit
   (Note 7)                               $3,675,000   $2,600,000
  Accounts Payable                           696,328      417,038
  Accrued Expenses & Other Current Liabili   182,491      184,209
  Customers' Unshipped Orders                 13,120       64,814
     Total Current Liabilities             4,566,939    3,266,061
  Mortgage Payable (Note 8)                  941,978      950,679
                                   					   _________    _________
TOTAL LIABILITIES                          5,508,917    4,216,740

Commitments (Note 6)

STOCKHOLDERS' EQUITY:
Common Stock, $0.01 par value,
  Authorized, 10,000,000 shares; Issued
  5,071,535 shares at July 31, 1996
  and April 30, 1996                          50,715       50,715
Additional Paid-In Capital                 8,670,283    8,670,283
Accumulated Deficit                       (3,206,586)  (2,996,761)
Treasury Stock, at Cost, 391,871
     shares at July 31, and April 30, 1996  (476,781)    (476,781)
Unrealized Gain on Marketable Securities      10,752        5,714
                                   					   _________    _________
TOTAL STOCKHOLDERS' EQUITY                 5,048,383    5,253,170

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                  $10,557,300   $9,469,910




The accompanying notes to the consolidated financial statements are an integral part of these statements.


INITIO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
												                                                         	                                  UNREALIZED
                              					           COMMON STOCK          ADDITIONAL                TREASURY  (LOSS) ON
					                                      Shares         Par       PAID-IN    ACCUMULATED     SHARES   MARKETABLE
					                                      Issued        Value      CAPITAL     (DEFICIT)    (at Cost)  SECURITIES     TOTAL


BALANCE, April 30, 1995 (Audited)          5,063,316    $50,633   $8,656,907  ($1,276,878)  ($476,781)   ($53,880)  $6,900,001

Net (Loss) for the Three Months Ended
  July 31, 1995                                                                  (542,144)                            (542,144)

Unrealized (Loss) on Marketable Securities                                                                (30,792)     (30,792)
                                   					   _________    _______   __________  ___________    ________     _______    __________
BALANCE, July 31, 1995 (Unaudited)         5,063,316    $50,633   $8,656,907  ($1,819,022)  ($476,781)   ($84,672)  $6,327,065

Options Exercised                                600          6          594                                               600

Stock Issued                                   7,619         76       12,782                                            12,858

Net (Loss) for the Nine Months Ended
  April 30, 1996                                                               (1,177,739)                          (1,177,739)

Unrealized Gain on Marketable Securities                                                                   90,386       90,386
                                   					   _________   ________   __________   __________    ________      _______   _________
BALANCE, April 30, 1996 (Audited)          5,071,535    $50,715   $8,670,283  ($2,996,761)  ($476,781)     $5,714   $5,253,170

Net (Loss) for the Three Months Ended
  July 31, 1996                                                                  (209,825)                            (209,825)

Unrealized Gain on Marketable Securities                                                                    5,038        5,038
                                   					   _________   ________   __________  ___________   _________     _______   __________
BALANCE, July 31, 1996 (Unaudited)         5,071,535    $50,715   $8,670,283  ($3,206,586)  ($476,781)    $10,752   $5,048,383





The accompanying notes to the consolidated financial statements are an integral part of these statements.

                              				 INITIO INC.
                		  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              				 (Unaudited)



	                                  				      THREE MONTHS ENDED
                                  					   July 31, 199 July 31, 1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                 ($209,825)   ($542,144)
Adjustments to Reconcile Net Loss to Net Cash
Used In Operating Activities:
  Depreciation and Amortization               56,496       61,665
  Gain on Marketable Securities             ( 15,213)   ( 108,120)
  Decrease (Increase) in:
     Inventory                             ( 814,290)   ( 812,601)
     Prepaid Advertising                   ( 117,657)   ( 127,372)
     Prepaid and Other Assets               ( 87,252)      50,927
  (Decrease) Increase in:
     Accts Payable, Accrued Expenses and O   277,572    ( 350,197)
     Customers' Unshipped Orders            ( 51,694)    ( 63,117)
                                   					   _________   __________
Net Cash (Used In) Operating Activities    ( 961,863)  (1,890,959)


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                        ( 11,225)   ( 696,900)
Purchase of Marketable Securities          ( 481,105)   ( 199,104)
Sale of Marketable Securities                 25,000      370,938
                                           _________    _________
Net Cash (Used In) Investing Activities    ( 467,330)   ( 525,066)

CASH FLOWS  FROM FINANCING ACTIVITIES:
Net Borrowings under Line of Credit        1,075,000    1,450,000
Mortgage                                     ( 8,701)           0
                                   					   _________    _________
Construction Financing                             0    1,000,000
                                   					   _________    _________
Net Cash Provided By Financing Activities  1,066,299    2,450,000

NET INCREASE (DECREASE) IN CASH            ( 362,894)      33,975
CASH,  AT BEGINNING OF PERIOD                461,917      617,768
                                   					   _________    _________
CASH,  AT END OF PERIOD                    $  99,023   $  651,743

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest   $86,585      $92,294




The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     			       INITIO, INC.
            		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) NATURE OF BUSINESS - Initio, Inc., a Nevada Corporation, (the "Company") through its wholly-owned subsidiary, Deerskin Trading Post, Inc. is a direct mail specialty catalog company. It markets men's and women's leather outer-wear, apparel, footwear, accessories and small leather goods through its Deerskin Catalogs and gifts and housewares through its Joan Cook Catalogs.
The Company also operates one retail closeout outlet in Danvers, Mass.
The Deerskin Catalog business is highly seasonal with principal sales occurring between early November and early December. The Joan Cook line is significantly less seasonal although the Company experiences some increase in demand in the holiday season.

(b) BASIS OF CONSOLIDATION
The consolidated financial statements include the accounts of Initio, Inc., and its wholly-owned subsidiary, Deerskin Trading Post, Inc. All inter-company transactions have been eliminated.

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

(e)  PREPAID ADVERTISING
Costs of producing and mailing catalogs are deferred and amortized over the
estimated productive life of each mailing based on projected sales.   As
prescribed under SOP 93-7, the Company only capitalizes as assets those costs which are incremental direct costs with independent third parties and payroll and payroll-related costs of employees who are directly associated with, and devote time to, the advertising. In addition, individual advertising efforts are established as stand alone cost pools which are amortized on a cost pool basis over the estimated period of benefit determined based upon estimated future revenues. The Company, on a quarterly basis, assesses the realizability of the assets created based on the likelihood of achieving the estimated revenues . As of July 31, 1996 no writedowns were required to report the capitalized advertising expenses at net realizable value. Prepaid advertising includes costs incurred for catalogs to be mailed in the future. Catalog and space advertising costs associated with test programs are expensed as incurred.

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

Included in inventory costs are certain costs involved in the receiving, preparation, maintaining and storing of the mailorder inventory for sale. These costs are calculated as a percentage of inventory and are reviewed and monitored periodically.

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

Trade names, customer lists, and related intangible assets are being amortized on a straight line basis over 40 years based upon the fact that the Joan Cook name has high consumer recognition and, in the opinion of management, constitutes a non-wasting asset.

(i) RECENTLY ISSUED ACCOUNTING STANDARDS
In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The Company adopted Statement No. 121 in the first quarter of 1997 and, based on current circumstances, does not believe the effect of adoption is material.

(j)  EARNINGS (LOSS) PER SHARE
Earnings (Loss) per share for the periods presented are based on the weighted average number of common shares outstanding during the period together with outstanding options and warrants to the extent such are dilutive, assuming that the exercisable options and warrants discussed in Note 5 had been exercised at July 31, 1996.

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

At July 31, 1996, unrealized gains on marketable securities amounted to $10,752 and at April 30, 1996, unrealized gains were $5,714.

NOTE 3-FIXED ASSETS
                            				      July 31, 1996          April 30, 1996
Building & Other Leasehold Improvements  $2,232,150              $2,225,810
Equipment                                  $711,328                $706,443
				                                    	__________              __________
					                                    $2,943,478              $2,932,253
Less:  Accumulated Depreciation
	   and Amortization                       $988,935                $941,582
                                    					__________              __________
                                    					$1,954,543              $1,990,671

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

NOTE 4-INCOME TAXES
Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of changes in tax rates is recognized as income in the period.

At July 31, 1996, the Company has available for federal income tax purposes, net operating loss carryforwards (NOL) and other net future tax deductions totaling approximately $3,500,000; approximately $63,000 of the NOL expires in 2004, the balance thereafter.

The future tax benefit of such NOL should be recorded as an asset to the extent that management assesses the realization of such future tax benefits to be "more likely than not." During the fiscal year ended April 30, 1996, the Company reassesed the future realization of the NOL and concluded that it is uncertain whether the benefit previously recorded will be realized. This resulted in a write down of $523,000.


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

During the fiscal year ended April 30, 1995, the Company committed to grant a key employee incentive stock options to purchase 200,000 shares of its common stock at the then current market price of $2.375 per share under this plan. In September 1995, the employee's relationship with the Company was discontinued and as part of the settlement of the Company's obligation to such employee, the options were cancelled and the Company issued 7,619 shares of common stock which the Company valued at $12,858 and expensed during that period.

In April 1996 the Company granted two officers/directors options, exercisable immediately and expiring in five years, to each purchase 125,000 shares of the Company's common stock at $2.00 per share .

Incentive options must be at not less than current fair market value at the date of grant, are exercisable to the extent of 20% of the optioned shares on date of grant with an additional 20% becoming exercisable on each subsequent anniversary of such date and expire after six years. Activity under the Company's stock option plan during the fiscal year ending April 30, 1996 through July 31,1996 was:

                                       							Price Range
                            					Shares       Of Options
Fiscal year 1996:
At April 30, 1996:
	Outstanding                    158,900         $1.00 - $1.875
	Exercisable                    132,300         $1.00 - $1.875
	Exercised                          600         $1.00

At July 31, 1996:
	Outstanding                    158,900         $1.00 - $1.875
	Exercisable                    136,300         $1.00 - $1.875
	Exercised

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

NOTE 6-COMMITMENTS
(a)  LEASES
The Company rents premises for warehousing and administrative purposes. Future minimum rental payments under noncancelable operating leases, including ground leases, expiring at various dates through 2037, as of July 31,1996 are as follows:

Year Ending April 30,   1997            $  96,329
                     			1998            $ 124,832
                     			1999            $  70,270
                     			2000            $  13,650
                     			2001            $   1,050
                     			Thereafter      $  44,800
                                   					_________
                                   					$ 350,931

Rent expense for the three months ended July 31, 1996 and the fiscal year ended April 30, 1996 was $29,282 and $117,764 respectively.

(b)  LETTERS OF CREDIT
Outstanding letters of credit, issued primarily for imported merchandise, approximated $150,000 and $586,000 at July 31 and April 30,1996, respectively.


NOTE 7 - SHORT TERM BORROWINGS
On September 7, 1994, Deerskin Trading Post, Inc., signed an agreement with United Jersey Bank, now Summit Bank, ("the Bank") for a line of credit of $6,000,000 less amounts subject to letters of credit issued by the Bank on its behalf, secured by its assets, guaranteed by the Company, maturing August 31, 1995, and bearing interest at the Bank's base rate plus 1/2% with interest payable monthly. This loan required a 30 consecutive day "clean up" requirement which the Company met in the quarter ended January 31, 1995.
This loan was extended until August 31, 1996 with no change in the terms and conditions. The Company failed in the period ended January 31, 1996 to meet the clean up requirement; the Bank waived the default in consideration of a reduction in the line from $6,000,000 to $4,000,000 and an increase in the interest rate by 1/4%. This agreement matured August 31, 1996.
The Bank has further extended this loan until November 30, 1996 with no change in terms and conditions. The Company anticipates this will be sufficient to meet its capital requirements through the maturity date of the loan.

In the event that the Company should fail to reach an agreement with the Bank to extend the Company's existing line of credit beyond November 30, 1996, the Company would be required to seek alternative sources of financing. There can be no assurance that the Company would be able to find such alternative sources of financing or that if it should do so it would not be on terms less favorable to the Company than those presently existing. The Company's ability to pursue its normal business activities are dependent upon obtaining such extension of its existing line of credit or alternative financing. Such alternative sources of financing might include debt and/or equity or quasi-equity financing.

Direct borrowings under this line of credit amounted to $3,675,000 and $2,600,000 at July 31, 1996 and April 30, 1996, respectively. The Company's interest rate at both July 31, and April 30,1996 was 8.75%.


NOTE 8 - MORTGAGE
On March 20, 1995 Deerskin Trading Post, Inc. signed an agreement with
Sierra Bank of Nevada for a $1,000,000 construction loan to finance the approximately 34,800 sq. ft. expansion of its Carson City warehouse which was put into service in October 1995. This loan is secured by the Carson City real property and bears interest at 9 1/4% per annum with interest paid monthly through October 1995 at which time it converted to a five year adjustable rate (with the first rate adjustment possible in October 2000) fifteen year mortgage with monthly principal and interest payments due to fully
amortize the loan by August 31, 2010.   Borrowings amounted to $1,000,000;
the current portion, $34,351 of the mortgage is included in "Accrued Expenses and Other Liabilities."

NOTE 9 - RELATED PARTY TRANSACTIONS
As of July 31, 1996, the Company held a 6% $80,000 demand note from an officer/director. This amount is included in "Prepaid and Other Current Assets."

    Management's Discussion and Analysis of Financial Condition and
			 Results of Operations

Financial Condition

The most significant changes in the Company's balance sheet from April 30, 1996, the end of the preceding fiscal year, to July 31, 1996 are as follows:

    -    Cash decreased $362,894 to $99,023 at July 31,1996 from $461,917 at
    April 30, 1996, primariy attributable to the increase in inventory.

    - Marketable Securities are considered available for sale and are carried at fair market value. An unrealized gain of $10,752 at July 31, 1996 is excluded from earnings and reported as a separate component of stockholders' equity until realized in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

  	 As of July 31, 1996 Marketable Securities increased to $1,197,594 from
	   $721,238 at April 30, 1996, an increase of $476,356. Changes in Marketable Securities occur as part of the Company's ongoing investment strategy.

    -    Inventory increased $814,290 to $4,555,159 from $3,740,869.  The increase in inventory is a seasonal requirement to support the Company's planned mailorder sales for the current fiscal year. The Company continues to closely monitor its inventories and believes its inventory position is substantially on plan relative to the anticipated sales and marketing projections.

    - Prepaid Advertising increased $117,657 to $355,494 at July 31, 1996 from $237,837 at April 30, 1996. This increase is primarily attributable to the normal mailing schedule and amortization of costs associated with the production and mailing of catalogs through the fiscal year.

    - Prepaid and Other Current Assets increased $87,252 to $724,489 at July 31, 1996 from $637,237 at April 30, 1996 primarily from the increase in capitalized costs involved in the purchasing of the inventory for sale. These costs, calculated as a percentage of inventory, which increased during this period, are reviewed periodically and adjusted when necessary.

    - As of July 31, 1996 the Company has available for federal income tax purposes net operating loss (hereinafter "NOL") carryforwards and other net future tax deductions totalling approximately $3,500,000; approximately $63,000 of the NOL expires in 2004, the balance thereafter. The future tax benefit of such NOL should be recorded as an asset to the extent that management assesses the realization of such future tax benefits to be "more likely than not ".

    - Borrowings under the Line of Credit increased $1,075,000 to $3,675,000 at July 31, 1996 from $2,600,000 at April 30, 1996 to provide cash pri-marily for the increases in inventory and prepaid advertising.

  	 The Company's line of credit with Summit Bank due August 31, 1996 was
	   extended by the Bank until November 30, 1996 with no change in terms and
	   conditions.  In the event that the Company should fail to reach an
	   agreement with the Bank to extend the Company's line of credit beyond
	   November 30, 1996, the Company would be required to seek alternative
	   sources of financing.  There can be no assurance that the Company would
	   be able to find such alternative sources of financing or that if it
	   should do so it would not be on terms less favorable to the Company than
	   those presently existing.  The Company's ability to pursue its normal
	   business activities are dependent  upon obtaining such extension of its
	   existing line of credit or alternative financing.  Such alternative
	   sources of financing might include debt and/or equity or quasi-equity
	   financing.

    -    Accounts Payable and Accrued Expenses & Other Current Liabilities
  	 increased a total of $277,572 from $601,247 at April 30, 1996 to $878,819
	   at July 31,1996.  This increase is primarily attributable to the increase
	   in inventory and prepaid advertising.


    - Customer's Unshipped Orders decreased $51,694 to $13,120 at July 31, 1996 from $64,812 at April 30, 1996. The decrease is a result of
	   the normal seasonal decrease in customer orders during this period.

Results of Operations

Three months Ended July 31, 1996 vs. Three months Ended July 31, 1995.

Because of the seasonal nature of the Company's business, the results of the interim period are not necessarily indicative of results for the entire year.

    - Net Sales for the three months ended July 31,1996 decreased to $1,158,915 from $1,877,011 for the three months ended July 31, 1995,
	   a decrease of $718,096 or 38.3%. This decrease is entirely attributable to a reduction in the number of Joan Cook catalogs mailed due to the substantial increases in postage and paper costs which caused the Company to cut back circulation. Joan Cook net sales decreased $768,369 or 58.3% from $1,317,298 for the three months ended July 31, 1995 to $548,929 for the comparable period ended July 31, 1996.

    - Cost of merchandise increased as a percentage of Net Sales to 34.4% for the three months ended July 31, 1996, from 31.5% for the three
	   months ended July 31, 1995. The actual cost of merchandise for the three months ended July 31, 1996 was $398,467 compared to $591,576
	   for the comparable period ended July 31, 1995. This change reflects a change in sales mix between Joan Cook, Deerskin Catalog and space
	   merchandise; the Joan Cook catalog and space merchandise generally has a lower cost of merchandise.

    - Advertising cost was $361,703 for the three months ended July 31, 1996, compared to $901,842 for the three months ended July 31, 1995.
	   For the three months ended July 31, 1996, advertising cost decreased to 31.2% of Net Sales from 48.0% for the three months ended July 31, 1995. The decrease in Advertising Cost as a percentage of Net Sales resulted from the more efficient circulation plans and, to a lesser extent, improved customer response rates in the three months ended July 31, 1996.

    - For the three months ended July 31, 1996, General & Administrative expenses including fulfillment expenses, which include the costs of
	   telephone, order entry, credit card fees, data processing, packaging materials, labeling, refurbishing of merchandise, packing supplies, and postage decreased to $552,547 or 47.7% of Net Sales, compared to $960,805 or 51.2% for the three months ended July 31, 1995.

  	 This reduction of approximately $400,000 in General Administrative
	   Expenses is primarily attributable to the benefits of the restructuring which took place in the prior fiscal year and $64,000 is attributable to a pay reduction (in the current period) taken by the Co-Chief Executive Officers, Messrs. Fox and DeStefano.

    - As a result of all the foregoing, the Operating Loss for the three months ended July 31, 1996 decreased to $153,802 from $577,212 for
	   the comparable period in the prior year, a decrease of $423,410.

    - Gain on Marketable Securities was $15,213 for the three months ended July 31, 1996 compared to $108,120 for the three months ended July 31,
	   1995. This gain resulted from the realization of profits on closed security positions.

    - As a result of the foregoing, as well as an decrease of $1,816 in Net Interest Expense, the Net Loss decreased to $209,825 for the three months ended July 31, 1996, from $542,144 for the three months ended July 31, 1995.

                             				    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




				                                 INITIO, INC.

                            				     s/s Martin Fox
Date: September 11, 1996             ___________________________
				                                 Martin Fox
                            				     President and Office of the
                           				      Chief Executive

Date: September 11, 1996             s/s Daniel DeStefano
                            				     ___________________________
                            				     Daniel DeStefano
                            				     Chairman of the Board and Office
                           				      of the Chief Executive

Date: September 11, 1996             s/s Audrey C. Remes
                            				     ___________________________
                            				     Audrey C. Remes
                            				     Treasurer and Chief Financial Officer