Form 10QSB
period 1996-10-31
INITIO INC
filed 1996-12-20
CIK 50505

SECURITIES AND EXCHANGE COMMISSION
			                   Washington, D.C. 20549

		                       		  10 - QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Six Months Ended  October 31, 1996
				    OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _______ to __________

            		       Commission file number 0-9848

                        				INITIO, INC.
    __________________________________________________________________
    (Exact name of  small business issuer as specified in its charter)


	Nevada                                         22-1906744
_______________________________            ___________________
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

2500 Arrowhead Drive, Carson City, Nevada          89706
_________________________________________  ___________________
(Address of principal executive offices)        (Zip Code)


    Issuer's telephone number, including area code:  (702) 883-2711

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

Class                           Outstanding  December 9, 1996
____________________________    _____________________________
Common stock, $.01 par value             4,679,664

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One): YES   NO   X




                              	 INDEX



                                                     								PAGE


Consolidated Statements of Operations -
     Six Months and Three Months ended October 31,
    	1996 and 1995                                             3

Consolidated Balance Sheets-
     As of October 31, 1996 and April 30, 1996                 4

Consolidated Statement of Stockholders' Equity-
     Six Months ended October 31, 1996 and Year Ended
    	April 30, 1996                                            5

Consolidated Statements of Cash Flows-
     Six Months ended October 31, 1996 and 1995                6

Notes to Consolidated Financial Statements                     7-10

Management's Discussion and Analysis                          11-14

Signatures                                                       15


                              				INITIO, INC.
              		   CONSOLIDATED STATEMENTS OF OPERATIONS
                             				(Unaudited)


                                             						  Six Months Ended              Three Months Ended
                                       					  Oct. 31, 1996    Oct. 31, 1995   Oct. 31, 1996  Oct. 31, 1995
                        					                 ______________________________   ____________________________
NET SALES                                     $4,269,519     $4,693,370     $3,110,604     $2,816,359

COSTS AND EXPENSES
  Cost of Merchandise Sold                    $1,628,543     $1,552,575     $1,230,076       $960,999
  Advertising                                 $1,510,923     $1,992,433     $1,149,221     $1,090,591
                                   					      __________     __________     __________     __________
       GROSS MARGIN                           $1,130,053     $1,148,362       $731,307       $764,769
  General & Administrative (including
    Fulfillment                               $1,451,313     $1,951,112       $898,766       $990,307
                                   					      __________     __________     __________     __________
OPERATING (LOSS)                               ($321,260)    ($802,750)      ($167,459)     ($225,538)

OTHER INCOME (EXPENSE)
  Interest (Expense) net of interest income of
  $32,495 and $43,427 for the six months ended
  October 31, 1996 and 1995 and $17,146 and
  $24,185 for the three months ended October
  31, 1996 and 1995, respectively              ($172,060)    ($167,454)      ($100,825)      ($94,401)
  Gain on Marketable Securities                 $183,706      $106,892        $168,494        ($1,229)
                                   					       _________      ________        ________       _________
       Total Other (Expense)                     $11,646      ($60,562)        $67,669       ($95,630)

                                   					       _________      ________         _______       ________
NET (LOSS)                                     ($309,614)    ($863,312)       ($99,790)     ($321,168)


Loss per Share (Note 1(j) ):

  (Loss) per Common Share                         ($0.07)       ($0.18)        ($0.02)        ($0.07)

Weighted Average Shares                        4,679,664      4,673,260      4,679,664       4,675,075





The accompanying notes to the consolidated financial statements are an integral part of these statements.

                          				INITIO, INC.
                 			 CONSOLIDATED BALANCE SHEETS



					                                    October 31, 1996  April 30, 1996
ASSETS                                      (Unaudited)      (Audited)
CURRENT ASSETS:
  Cash                                         $688,133        $461,917
  Marketable Securities                        $746,041        $721,238
  Inventory                                  $4,148,464      $3,740,869
  Prepaid Advertising                        $1,246,048        $237,837
  Assets Held for Sale (Note 3)                $324,953        $324,953
  Prepaid and Other Current Assets             $907,208        $637,237
                                   					     __________      __________
	    Total Current Assets                    $8,060,847      $6,124,051

FIXED ASSETS, at Cost (Note 3)               $2,945,738      $2,932,253
 Less: Accumulated Depreciation and
       Amortization                          $1,028,830        $941,582
                                   					     $1,916,908      $1,990,671
TRADE NAMES, CUSTOMER LISTS, AND RELATED
  INTANGIBLE ASSETS                          $1,462,872      $1,462,872
  Less: Accumulated Amortization               $137,144        $118,858
                                   					     __________      __________
                                   					     $1,325,728      $1,344,014

OTHER ASSETS                                    $11,174         $11,174
                                   					     __________      __________
TOTAL ASSETS                                $11,314,657      $9,469,910

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Borrowings under Line of Credit (Note 7)   $3,650,000      $2,600,000
  Accounts Payable                           $1,341,450        $417,038
  Accrued Expenses & Other Current
   Liabilities                                 $304,297        $184,209
  Customers' Unshipped Orders                  $102,325         $64,814
                                   					     __________      __________
	    Total Current Liabilities               $5,398,072      $3,266,061
  Mortgage Payable (Note 8)                    $932,569        $950,679
                                   					     __________      __________
TOTAL LIABILITIES                            $6,330,641      $4,216,740

Commitments (Note 6)

STOCKHOLDERS' EQUITY:
Common Stock, $0.01 par value,
  Authorized, 10,000,000 shares; Issued
  5,071,535 shares at October 31, and
  April 30,1996                                 $50,715         $50,715
Additional Paid-In Capital                   $8,670,283      $8,670,283
Accumulated Deficit                         ($3,306,375)    ($2,996,761)
Treasury Stock, at Cost, 391,871
     shares at October 31, and
     April 30, 1996                           ($476,781)      ($476,781)
Unrealized Gain on Marketable Securities        $46,174          $5,714
                                   					    ___________     ___________
TOTAL STOCKHOLDERS' EQUITY                   $4,984,016      $5,253,170

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $11,314,657      $9,469,910




The accompanying notes to the consolidated financial statements are an integral part of these statements.


                            				INITIO, INC.
            		 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            		 UNREALIZED
                          COMMON STOCK     ADDITIONAL                TREASURY    (LOSS) ON
                    	    Shares     Par      PAID-IN    ACCUMULATED  SHARES    MARKETABLE
                   			    Issued    Value    CAPITAL    (DEFICIT)   (at Cost)  SECURITIES   TOTAL
			    _______________________________________________________________________________________________
BALANCE, April 30, 1995
(Audited)                 5,063,316 $50,633   $8,656,907  ($1,276,878)($476,781) ($53,880)  $6,900,001

Option Exercised                600       $6        $594                                          $600

Stock Issued                  7,619      $76     $12,782                                       $12,858

Net (Loss) for the Six Months Ended
  October 31, 1995                                         ($863,312)                        ($863,312)

Unrealized (Loss) on Marketable Securities                                        ($45,246)   ($45,246)
                     			  _________  _______  __________   _________   _________  _________   _________
BALANCE, October 31, 1995
(Unaudited)               5,071,535  $50,715  $8,670,283  ($2,140,190) ($476,781) ($99,126) $6,004,901

Net (Loss) for the Six Months Ended
  April 30, 1996                                           ($856,571)                        ($856,571)

Unrealized Gain on Marketable Securities                                          $104,840    $104,840

BALANCE, April 30, 1996   _________  _______   _________   __________  __________   ______   _________
(Audited)                 5,071,535  $50,715  $8,670,283  ($2,996,761) ($476,781)   $5,714  $5,253,170

Net (Loss) for the Six Months Ended
  October 31, 1996                                         ($309,614)                        ($309,614)

Unrealized Gain on Marketable Securities                                           $40,460     $40,460
                     			  _________  _______   _________   __________  __________  _______  __________
BALANCE, October 31, 1996 5,071,535  $50,715  $8,670,283  ($3,306,375) ($476,781)  $46,174  $4,984,016





The accompanying notes to the consolidated financial statements are an integral part of these statements.

                    			       INITIO, INC.
            		   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      			     (Unaudited)


                                            						  Six Months Ended
                                      					    Oct. 31, 1996  Oct. 31, 1995
                                               _____________  _____________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  (Loss)                                   ($309,614)     ($863,312)
Adjustments to Reconcile Net (Loss) to Net Cash
Used In Operating Activities:
  Depreciation and Amortization                  $105,534       $121,425
  Gain on Marketable Securities                 ($183,706)     ($106,892)
  Decrease (Increase) in:
    Inventory                                   ($407,595)     ($496,120)
    Prepaid Advertising                       ($1,008,211)     ($722,196)
    Prepaid and Other Assets                    ($269,970)      ($56,686)
  Increase (Decrease) in:
    Accounts Payable, Accrued Expenses and
     Other Current Liabilities                 $1,044,500      ($253,295)
     Customers' Unshipped Orders                  $37,511        $20,414
                                   					       ----------      ---------
Net Cash (Used In) Operating Activities         ($991,551)   ($2,356,662)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                             ($13,485)     ($963,151)
Purchase of Marketable Securities               ($640,651)     ($289,344)
Sale of Marketable Securities                    $840,013       $442,934
                                          						_________       ________
Net Cash Provided by (Used In) Investing
  Activities                                     $185,877      ($809,561)

CASH FLOWS  FROM FINANCING ACTIVITIES:
Net Borrowings under Line of Credit            $1,050,000     $2,300,000
Mortgage                                         ($18,110)    $1,000,000
Issuance of Common Stock                               $0        $13,458
                                   					       __________     __________
Net Cash Provided By Financing Activities      $1,031,890     $3,313,458

NET INCREASE (DECREASE) IN CASH                  $226,216       $147,235
CASH,  AT BEGINNING OF PERIOD                    $461,917       $617,768
                                           					 ________       ________
CASH,  AT END OF PERIOD                          $688,133       $765,003


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest       $204,555       $210,881







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

(e)  PREPAID ADVERTISING
Costs of producing and mailing catalogs are deferred and amortized over the
estimated productive life of each mailing based on projected sales.   As
prescribed under SOP 93-7, the Company only capitalizes as assets those costs which are incremental direct costs with independent third parties and payroll and payroll-related costs of employees who are directly associated with, and devote time to, the advertising. In addition, individual advertising efforts are established as stand alone cost pools which are amortized on a cost pool basis over the estimated period of benefit determined based upon estimated future revenues. The Company, on a quarterly basis, assesses the realizability of the assets created based on the likelihood of achieving the estimated revenues . As of October 31, 1996 no writedowns were required to report the capitalized advertising expenses at net realizable value. Prepaid advertising includes costs incurred for catalogs to be mailed in the future. Catalog and space advertising costs associated with test programs are expensed as incurred.

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

Repair and maintenance costs are charged directly to expense. Renewals and betterments of fixed assets are charged to fixed assets. Upon retirement or other disposition of property or when the asset is fully depreciated, whichever is sooner, the cost and related depreciation or amortization are removed from the accounts.

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

(j)  EARNINGS (LOSS) PER SHARE
Earnings (Loss) per share for the periods presented are based on the weighted average number of common shares outstanding during the period together with outstanding options and warrants to the extent such are dilutive, assuming that the exercisable options and warrants discussed in Note 5 had been exercised at October 31, 1996.

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

At October 31, 1996, unrealized gains on marketable securities amounted to $46,174 and at April 30, 1996, unrealized gains were $5,714.

NOTE 3-FIXED ASSETS
                                  					  October 31, 1996     April 30, 1996
                                         ________________     ______________
Building & Other Leasehold Improvements        $2,233,600         $2,225,810
Equipment                                        $712,138           $706,443
                                               __________         __________
                                               $2,945,738         $2,932,253
Less:  Accumulated Depreciation and
	      Amortization                            $1,028,830           $941,582
					                                          __________         __________
					                                          $1,916,908         $1,990,671


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

NOTE 4-INCOME TAXES
Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rate s applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of changes in tax rates is recognized as income in the period.

At October 31, 1996, the Company has available for federal income tax purposes, net operating loss carryforwards (NOL) and other net future tax deductions totaling approximately $3,600,000; approximately $63,000 of the NOL expires in 2004, the balance thereafter.

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

Incentive options must be at not less than current fair market value at the date of grant, are exercisable to the extent of 20% of the optioned shares on date of grant with an additional 20% becoming exercisable on each subsequent anniversary of such date and expire after six years.  Activity under the Company's stock option plan during the fiscal year ending April 30,
1996 through October 31, 1996 was:
	                                                   						 Price Range
                                    					  Shares          Of Options
Fiscal year 1996:
At April 30, 1996:
   Outstanding                             158,900         $1.00 - $1.875
   Exercisable                             132,300         $1.00 - $1.875
   Exercised                                   600         $1.00

At October 31, 1996:
	Outstanding                               158,900         $1.00 - $1.875
	Exercisable                               147,600         $1.00 - $1.875

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

NOTE 6-COMMITMENTS
(a)  LEASES
The Company rents premises for warehousing and administrative purposes. Future minimum rental payments under noncancelable operating leases, including ground leases, expiring at various dates through 2037, as of October 31,1996 are as follows:

Year Ending April 30,
   1997            $ 63,753
			1998            $124,832
			1999            $ 70,270
			2000            $ 13,650
			2001            $  1,050
	  Thereafter      $ 44,800
					              ________
              					$318,355

Rent expense for the six months ended October 31, 1996 and the fiscal year ended April 30, 1996 was $59,264 and $117,764 respectively.

(b) LETTERS OF CREDIT
Outstanding letters of credit, issued primarily for imported merchandise, approximated $212,000 and $586,000 at October 31 and April 30,1996, respectively.

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

the Bank waived the default in consideration of a reduction in the line from $6,000,000 to $4,000,000 and an increase in the interest rate by 1/4%. This agreement matured August 31, 1996. The Bank has further extended this loan, first until November 30, 1996 and then until January 31, 1997 with no change in terms and conditions. The Company anticipates this will be sufficient to meet its capital requirements through the maturity date of the loan.

In the event that the Company should fail to reach an agreement with the Bank to extend the Company's existing line of credit beyond January 31, 1997, the Company would be required to seek alternative sources of financing.
There can be no assurance that the Company would be able to find such alternative sources of financing or that if it should do so it would not be on terms less favorable to the Company than those presently existing. The Company's ability to pursue its normal business activities are dependent upon obtaining such extension of its existing line of credit or alternative financing. Such alternative sources of financing might include debt and/or equity or quasi-equity financing.

Direct borrowings under this line of credit amounted to $3,650,000 and $2,600,000 at October 31, 1996 and April 30, 1996, respectively. The Company's interest rate at both October 31, and April 30,1996 was 8.75%.

NOTE 8 - MORTGAGE
On March 20, 1995 Deerskin Trading Post, Inc. signed an agreement with Sierra Bank of Nevada for a $1,000,000 construction loan to finance the approximately 34,800 sq. ft. expansion of its Carson City warehouse which was put into service in October 1995. This loan is secured by the Carson City real property and bears interest at 9 1/4% per annum with interest paid monthly through October 1995 at which time it converted to a five year adjustable rate (with the first rate adjustment possible in October 2000) fifteen year mortgage with monthly principal and interest payments due to fully amortize
the loan by August 31, 2010.   Borrowings amounted to $1,000,000; the current
portion, $35,659, of the mortgage is included in "Accrued Expenses and Other Liabilities."

NOTE 9 - RELATED PARTY TRANSACTIONS
As of October 31, 1996, the Company held a 6% $80,000 demand note from an officer/director. This amount is included in "Prepaid and Other Current Assets."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FINANCIAL CONDITION

The most significant changes in the Company's balance sheet from April 30, 1996, the end of the preceding fiscal year, to October 31, 1996 are as follows:

       - Cash increased $226,000 to $688,000 at October 31, 1996 from $462,000 at April 30, 1996, mainly attributable to increases in borrowing under the line of credit.

       - Marketable securities are considered available for sale and are carried at fair market value. The unrealized holding gains of $46,000 and $6,000 at October 31, and April 30, 1996, respectively, are excluded from earnings and reported as separate components of stockholders' equity until realized in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities".

       -   Inventory increased $407,000 to $4,148,000 from $3,741,000.  The increase in inventory is a seasonal requirement to support the Company's planned, mailorder sales for the current fiscal year. The Company continues to closely monitor its inventories.

       - Prepaid advertising increased $1,008,000 to $1,246,000 at October 31, 1996 from $238,000 at April 30, 1996. This increase is primarily attributable to changes in mailing dates and the normal amortization of costs associated with the production and mailing of catalogs through the fiscal year.

       - Prepaid and Other Current Assets increased $270,000 to $907,000 at October 31, 1996 from $637,000 at April 30, 1996 resulting primarily from increases in other current assets.

       - Borrowings under the Line of Credit increased $1,050,000 to $3,650,000 at October 31, 1996 from $2,600,000 at April 30, 1996 to provide cash for use in operating activities; primarily the increases in inventory, prepaid advertising, and prepaid and other current assets.

       The Company's line of credit with Summit Bank due August 31, 1996 was extended by the Bank until November 30, 1996 and again until

       January 31, 1997 with no change in terms and conditions. In the event that the Company should fail to reach an agreement with the Bank to extend the Company's line of credit beyond January 31, 1997, the Company would be required to seek alternative sources of financing. There can be no assurance that the Company would be able to find such alternative sources of financing or that if it should do so it would not be on terms less favorable to the Company than those presently existing. The Company's ability to pursue its normal business activities is dependent upon obtaining such extension of its existing line of credit or alternative financing. Such alternative sources of financing might include debt and/or equity or quasi-equity financing.

       - Accounts Payable and Accrued Expenses and Other Current Liabilities increased $1,045,000 from $601,000 at April 30, 1995 to $1,646,000 at
       October 31, 1996. This increase is attributable to: the increase in trade payables for the purchase of inventory to support sales which increase during this period, the increase in prepaid advertising for catalog preparation and mailings which also increase this period, and to an increase in the required accruals for refunds, which are reflected in the net sales.

       - Sierra Bank of Nevada financed the construction of the 34,800 square feet addition to the Carson City warehouse, built to allow the Company to process orders more efficiently. In January 1996, when the addition was placed in service, the construction loan converted to a $1,000,000 five year adjustable rate (with the first rate adjustment possible in January 2000) fifteen year mortgage with monthly principal and interest payments due to fully amortize the loan by August 31, 2010. The mortgage is secured by the Carson City real property and bears interest at 9 1/4% per annum.

       At October 31, 1996, the mortgage balance is $968,000, of which $36,000, the current portion, is included in "Accrued Expenses and Other Liabilities".

       - Customer's Unshipped Orders for which checks have been received increased $37,000 to $102,000 at October 31, 1996 from $65,000 at April 30, 1996. The increase is a result of the normal seasonal increase in customer orders during the period.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1996 VS. October 31, 1995.

Because of the seasonal nature of the Company's business, the results of the interim period are not necessarily indicative of results for the entire year.

	- Net Sales for the three months ended October 31, 1996, increased 10.4% or $294,245 to $3,110,604 from $2,816,359 for the three months
	ended October 31, 1995. Net Sales for the six months ended October 31, 1996 decreased to $4,269,519 from $4,693,370 for the six months ended October 31, 1995, a decrease of $423,851 or 9.0%.

	Deerskin catalog Net Sales for the six months ended October 31, 1996 increased to $1,940,452 from $1,772,833 for the six months ended October 31, 1995, an increase of $167,619 or 9.5%; for the three months ended October 31, 1996 net sales increased 11.5% or $159,661 to $1,551,105
	from $1,391,444 for the three months ended October 31, 1995.

	Joan Cook catalog Net Sales for the six months ended October 31, 1996 decreased to $1,502,719 from $2,248,322 for the six months ended October 31, 1995, an decrease of $745,603 or 33.2%. For the three month period ended October 31, 1996 sales were $937,682 compared to $913,128 for the comparable period ended October 31, 1995, an increase of $24,554 or 2.7%. The decline in Joan Cook Net Sales resulted from a reduction in the number of catalogs mailed.

	Space advertising Net Sales for the six months ended October 31, 1996 increased to $681,260 from $553,216 for the six months ended October 31, 1995, an increase of $128,044 or 23.1%; for the three month periods the increase was $82,467 or 19.6%, to $503,551 from $421,084.

	- Cost of merchandise increased as a percentage of Net Sales to
	38.1% and 39.5% for the six months and three months ended October 31, 1996, respectively, from 33.1% and 34.1% for the comparable periods ended October 31, 1995. The actual cost of merchandise for the nine months ended October 31, 1996 was $1,628,543 and $1,552,575 for the
	comparable period ended October 31, 1995.   Cost of merchandise for
	the three months ended October 31, 1996 was $1,230,076 and $960,999 for the three months ended October 31, 1995. These results reflect the overall sales mix during the periods; the Joan Cook catalog and space advertising generally have lower costs of merchandise.

	The Company has adopted a more aggressive policy in regard to merchandise in its retail catalog outlet store which resulted in an increase in the cost of goods sold in that operation from 55% to 65%. More significantly in the three months ended October 31, 1996, the Company has chosen to significantly reduce its offering in both the catalog and in the store of its men's and women's shoes and closed out virtually all its remaining shoe inventory at a loss of approximately $85,000.

	- Advertising cost was $1,544,135 or 36.1% of Net Sales, for the six months ended October 31, 1996, compared to $1,992,433 or 42.5% of Net Sales for the six months ended October 31, 1995. For the three months ended October 31, 1996, advertising cost was 38.0% of Net Sales or $1,182,433 compared to 38.7% of Net Sales or $1,090,591 for the three months ended October 31, 1995. The decreased Advertising cost as a percentage of Net Sales resulted from the more efficient circulation and improved customer response rates in the six months ended October 31, 1996.

	- General and Administrative expenses, including fulfillment expenses which include the costs of telephone, order entry, credit card fees, data processing, packaging materials, labeling, refurbishing of merchandise, packing supplies, and outgoing freight charges decreased as a percentage of Net Sales to 34.0% from 41.6% for the six months nded October 31, 1996. Costs for the six months ended October 31, 1996 were $1,451,313 compared to $1,951,112 for the six months ended October 31, 1995. For the three months ended October 31, 1996 General and administrative costs were $898,765 or 28,9% of Net Sales, compared to $990,307 or 35.2%.

	The reduction in the six months ended October 31, 1996 is primarily attributable to the benefits of the restructuring which took place in the prior fiscal year and $112,000 is attributable to a pay reduction (in the current period) taken by the Co-Chief Executive Officers, Messrs. Fox and DeStefano.

	- As a result of all the foregoing, and in particular as a result of the inventory liquidation resulting in the charge of approximately $85,000, Operating Loss for the three months ended October 31, 1996 was $200,670 compared to $222,538 for the three months ended October 31, 1995. Operating Loss for the six months ended October 31, 1996 decreased to $354,472 from $802,750 for the comparable period in the prior year.

	- Realized Gains on Marketable Securities was $183,706 for the six months ended October 31, 1996 up from $106,892 for the six months ended October 31, 1995. For the three months ended October 31, 1996, the Realized Gains on Marketable Securities was $100,825, compared to gains of $94,401 for the three months ended October 31, 1995. These gains resulted from the liquidation of several security positions which were in the Company's investment portfolio and the realization of profits on those which appreciated in value and the losses on those which declined.

	- As a result of the foregoing, as well as an increase of $4,606 in Net Interest Expense for the six months ended October 31, 1996 compared to October 31, 1995, Net Loss is $342,826 for the six months ended October 31, 1996, compared to $863,312 for the six months ended October 31, 1995, a decrease of $520,486. Net Loss for the three months ended October 31, 1996 was $133,001 compared to $321,168 for the three months ended October 31, 1995. This represents a decrease of $188,167.

                           				 SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     					    INITIO, INC.



Date: December 20, 1996      /s/ Martin Fox
			                          ______________________________________
                     			     President and Office of the
                     			     Chief Executive

Date: December 20, 1996      /s/ Daniel DeStefano
                     			     ______________________________________
                     			     Chairman of the Board and Office
                     			     of the Chief Executive

Date: December 20, 1996      /s/ Audrey C. Remes
                     			     ______________________________________
                     			     Treasurer and Chief Financial Officer