Form 10QSB
period 1997-01-31
INITIO INC
filed 1997-03-17
CIK 50505

SECURITIES AND EXCHANGE COMMISSION
			                       Washington, D.C. 20549
				                           ____________
				                             10 - QSB

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Nine Months Ended  JANUARY 31, 1997   OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________  to _________

              		      Commission file number 0-9848


                         				 INITIO, INC.
      -----------------------------------------------------------------
     (Exact name of  small business issuer as specified in its charter)


       	Nevada                                         22-1906744
---------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

       	    500 Arrowhead Drive, Carson City, Nevada   89706
	           ------------------------------------------------
		              (Address of principal executive offices)
			                           	(Zip Code)


Issuer's telephone number, including area code:     (702) 883-2711

				                            None
 -----------------------------------------------------------------------
 Former name, former address and former fiscal year, if changed since last
				 report.)

Check whether the issuer (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months
(or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                          YES    X    NO


State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the latest practicable date:


	  Class                                  Outstanding  March 10, 1997
----------------------------              ---------------------------
Common stock, $.01 par value                       4,679,664


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One): YES ____ NO   X




                         				    INDEX


	                                                         							      PAGE


Consolidated Statements of Operations -
     Nine Months and Three Months ended January 31,1997
     	and 1996                                                          3

Consolidated Balance Sheets-
     As of January 31, 1997 and April 30, 1996                          4

Consolidated Statement of Stockholders' Equity-
     Nine Months ended January 31, 1997 and Year Ended
    	April 30, 1996                                                     5

Consolidated Statements of Cash Flows-
     Nine Months ended January 31, 1997 and 1996                        6

Notes to Consolidated Financial Statements                           7-10

Management's Discussion and Analysis                                11-14

Signatures                                                             15



                         				INITIO, INC.
          		    CONSOLIDATED STATEMENTS OF OPERATIONS
                         				(Unaudited)


                                   				Nine Months Ended             Three Months Ended
                                  Jan. 31, 1997  Jan. 31, 1996  Jan. 31, 1997  Jan. 31, 1996

NET SALES                         $10,390,902    $10,738,505     $6,121,383     $6,045,135

COSTS AND EXPENSES
  Cost of Merchandise Sold         $4,058,495     $3,860,693     $2,429,952     $2,308,118
  Advertising                      $3,489,671     $4,009,804     $1,978,748     $2,017,371
       GROSS MARGIN                $2,842,736     $2,868,008     $1,712,683     $1,719,646
  General & Administrative
   (including Fulfillment)         $2,886,097     $3,561,458     $1,434,784     $1,610,346
                                   ----------     ----------     ----------     ----------
OPERATING INCOME  (LOSS)             ($43,361)     ($693,450)      $277,899       $109,300

OTHER INCOME (EXPENSE)
  Interest (Expense) net of interest income of
  $49,531 and $57,649 for the nine months ended
  January 31, 1997 and 1996 and $17,036 and
  $14,222 for the three months ended
  January 31, 1997 and 1996,
   respectively                     ($217,499)    ($242,243)       ($45,439)      ($74,789)
  Gain (Loss) on Marketable
   Securities                        $324,529      $106,256        $140,823          ($636)
       Total Other (Expense)         $107,030     ($135,987)        $95,384       ($75,425)
                                    ---------     ----------       --------       ---------
NET INCOME (LOSS)                     $63,669     ($829,437)       $373,283        $33,875
                                    =========     ==========       ========        ========
Earnings (Loss) per Share (Note 1(j)):

Earnings (Loss) per Common Share        $0.01        ($0.18)          $0.08          $0.01
                                    =========     ==========       ========          =====
Weighted Average Shares             4,679,664     4,675,395       4,679,664      4,679,664
                           		       =========     ==========      =========      =========




The accompanying notes to the consolidated financial statements are an integral part of these statements.

                            				 INITIO, INC.
                     			CONSOLIDATED BALANCE SHEETS


                                    					January 31, 1997    April 30, 1996
ASSETS                                      (Unaudited)        (Audited)
CURRENT ASSETS:
  Cash                                       $1,086,079        $461,917
  Marketable Securities                        $830,090        $721,238
  Inventory                                  $3,112,941      $3,740,869
  Prepaid Advertising                          $232,389        $237,837
  Assets Held for Sale (Note 3)                $324,953        $324,953
  Prepaid and Other Current Assets             $670,494        $637,237
                                   					     __________      __________
	    Total Current Assets                    $6,256,946      $6,124,051

FIXED ASSETS, at Cost (Note 3)               $2,946,313      $2,932,253
 Less: Accumulated Depreciation and
	      Amortization                          $1,072,843        $941,582
                                   					     __________      __________
                                   					     $1,873,470      $1,990,671
TRADE NAMES, CUSTOMER LISTS, AND RELATED
  INTANGIBLE ASSETS                          $1,462,872      $1,462,872
  Less: Accumulated Amortization               $146,287        $118,858
                                   					     __________      __________
                                   					     $1,316,585      $1,344,014

OTHER ASSETS                                    $12,173         $11,174
                                   					     __________      __________
TOTAL ASSETS                                 $9,459,174      $9,469,910
                                   					     ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Borrowings under Line of Credit (Note 7)   $1,350,000      $2,600,000
  Accounts Payable                           $1,207,630        $417,038
  Accrued Expenses & Other Current
   Liabilities                                 $326,580        $184,209
  Customers' Unshipped Orders                   $74,877         $64,814
                                   					     __________      __________
	    Total Current Liabilities               $2,959,087      $3,266,061
  Mortgage Payable (Note 8)                    $926,649        $950,679
                                   					     __________      __________
TOTAL LIABILITIES                            $3,885,736      $4,216,740
Commitments (Note 6)

STOCKHOLDERS' EQUITY:
Common Stock, $0.01 par value,
  Authorized, 10,000,000 shares; Issued
  5,071,535 shares at January 31, 1997 and
  April 30,1996                                 $50,715         $50,715
Additional Paid-In Capital                   $8,670,283      $8,670,283
Accumulated Deficit                         ($2,933,092)    ($2,996,761)
Treasury Stock, at Cost, 391,871
     shares at January 31, 1997 and
     April 30, 1996                           ($476,781)      ($476,781)
Unrealized Gain on Marketable Securities       $262,313          $5,714
                                   					     __________      __________
TOTAL STOCKHOLDERS' EQUITY                   $5,573,438      $5,253,170

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $9,459,174      $9,469,910
                                   					     ==========      ==========



The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                 				INITIO, INC.
                 		CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                      REALIZED
                             					             COMMON STOCK      ADDITIONAL                 TREASURY  (LOSS) ON
                                         Shares         Par      PAID-IN      ACCUMULATED   SHARES    MARKETABLE
                                         Issued         Value    CAPITAL      (DEFICIT)     (at Cost) SECURITIES  TOTAL
                                         -------        -----    ----------   ----------- ---------   ----------- ---------

BALANCE, April 30, 1995 (Audited)       5,063,316      $50,633   $8,656,907   ($1,276,878) ($476,781)  ($53,880) $6,900,001

Option Exercised                              600           $6         $594                                            $600
Stock Issued                                7,619          $76      $12,782                                         $12,858

Net (Loss) for the Year Ended
 April 30, 1996                                                               ($1,719,883)                      ($1,719,883)

Unrealized Gain on Marketable Securities                                                                $59,594     $59,594
                               						   ---------      -------    ---------   ------------ ----------   -------  -----------

BALANCE, April 30, 1996 (Audited)       5,071,535      $50,715   $8,670,283   ($2,996,761) ($476,781)    $5,714  $5,253,170

Net Income for the Nine Months Ended
 January 31, 1997                                                                 $63,669                           $63,669

Unrealized Gain on Marketable Securities                                                               $256,599    $256,599
                               						   ---------      -------   ----------   ------------ ----------  --------  ----------
BALANCE, January 31, 1997 (Unaudited)   5,071,535      $50,715   $8,670,283   ($2,933,092) ($476,781)  $262,313  $5,573,438
                                        =========      =======   ==========   ============ ==========  ========  ==========





The accompanying notes to the consolidated financial statements are an integral part of these statements.

                          				   INITIO, INC.
           		       CONSOLIDATED STATEMENTS OF CASH FLOWS
                          				   (Unaudited)


                                           							Nine Months Ended
                                     						Jan. 31, 1997   Jan. 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
	  Net Income (Loss)                             $63,669    ($829,437)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used In Operating Activities:
	  Depreciation and Amortization                $158,690     $181,647
	  Gain on Marketable Securities               ($324,529)   ($106,256)
	  Decrease (Increase) in:
		    Inventory                                 $627,928   $1,007,277
		    Prepaid Advertising                         $5,448     ($34,719)
		    Prepaid and Other Assets                  ($34,255)    $122,180
	  Increase (Decrease) in:
		    Accounts Payable, Accrued
		    Expenses                                  $932,952     $988,395
		    Customers' Unshipped Orders                $10,063      $12,953
                                   						     ----------   ----------
Net Cash Provided by Operating Activities     $1,439,966   $1,342,040


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                            ($14,060)   ($965,651)
Purchase of Marketable Securities              ($645,651)   ($440,688)
Proceeds Received from Sale of
  Marketable Securities                       $1,117,937     $658,700
                                   						     ----------    ---------
Net Cash Provided by (Used In) Investing
  Activities                                    $458,226    ($747,639)

CASH FLOWS  FROM FINANCING ACTIVITIES:
Net Borrowings under Line of Credit          ($1,250,000) ($1,525,000)
Mortgage                                        ($24,030)    $959,916
Issuance of Common Stock                              $0      $13,458
                                   						    -----------   ----------
Net Cash (Used In) Financing Activities      ($1,274,030)   ($551,626)

NET INCREASE IN CASH                            $624,162      $42,775
CASH,  AT BEGINNING OF PERIOD                   $461,917     $617,768
CASH,  AT END OF PERIOD                       $1,086,079     $660,543




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
	  Cash paid during the period for interest     $267,030     $299,892







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

(e)  PREPAID ADVERTISING
Costs of producing and mailing catalogs are deferred and amortized over the
estimated productive life of each mailing based on projected sales.   As
prescribed under SOP 93-7, the Company only capitalizes as assets those costs which are incremental direct costs with independent third parties and payroll and payroll-related costs of employees who are directly associated with, and devote time to, the advertising. In addition, individual advertising efforts are established as stand alone cost pools which are amortized on a cost pool basis over the estimated period of benefit determined based upon estimated future revenues. The Company, on a quarterly basis, assesses the realizability of the assets created based on the likelihood of achieving the estimated revenues . As of January 31, 1997 no writedowns were required to report the capitalized advertising expenses at net realizable value. Prepaid advertising includes costs incurred for catalogs to be mailed in the future. Catalog and space advertising costs associated with test programs are expensed as incurred.

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

(j)  EARNINGS (LOSS) PER SHARE
Earnings (Loss) per share for the periods presented are based on the weighted average number of common shares outstanding during the period together with outstanding options and warrants to the extent such are dilutive, assuming that the exercisable options and warrants discussed in Note 5 had been exercised at January 31, 1997.

 NOTE 2-MARKETABLE SECURITIES
On May 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities." This Statement requires the classification of debt and equity securities based on whether the securities will be held to maturity, are considered trading securities or are available for sale. Classification within these categories may require the securities to be reported at their fair market value withunrealized gains and losses included either in current earnings or reported as a separate component of stockholders' equity, depending on the ultimate classification.

At January 31, 1997, unrealized gains on marketable securities amounted to $262,313 and at April 30, 1996, unrealized gains were $5,714.

NOTE 3-FIXED ASSETS
	                           			 January 31, 1997         April 30, 1996
Building & Other Leasehold
Improvements                       $2,234,176                $2,225,810
Equipment                            $712,137                  $706,443
                            				   ----------                ----------
                            				   $2,946,313                $2,932,253
Less:  Accumulated Depreciation
and Amortization                   $1,072,843                  $941,582
                            				   ----------                ----------
                            				   $1,873,470                $1,990,671

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

At January 31, 1997, the Company has available for federal income tax purposes, net operating loss carryforwards (NOL) and other net future tax deductions totaling approximately $3,000,000; approximately $63,000 of the NOL expires in 2004, the balance thereafter.

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

Incentive options must be at not less than current fair market value at the date of grant, are exercisable to the extent of 20% of the optioned shares on date of grant with an additional 20% becoming exercisable on each subsequent anniversary of such date and expire after six years.  Activity under the
Company's stock option plan during the fiscal year ending April 30, 1996 through January 31, 1997 was:
                                         							     Price Range
					                                  Shares         Of Options
Fiscal year 1996:
At April 30, 1996:
	Outstanding                         158,900         $1.00 - $1.875
	Exercisable                         132,300         $1.00 - $1.875
	Exercised                               600         $1.00

At January 31, 1997:
	Outstanding                         158,900         $1.00 - $1.875
	Exercisable                         147,600         $1.00 - $1.875

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

NOTE 6-COMMITMENTS
(a)  LEASES
The Company rents premises for warehousing and administrative purposes. Future minimum rental payments under noncancelable operating leases, including ground leases, expiring at various dates through 2037, as of January 31, 1997 are as follows:

Year Ending April 30,   1997            $  31,876
                     			1998            $ 124,832
                     			1999            $  70,270
                       	2000            $  13,650
                     			2001            $   1,050
              		  Thereafter            $  44,800
                                   					---------
                                   					$ 286,478

Rent expense for the nine months ended January 31, 1997 and the fiscal year ended April 30, 1996 was $88,482 and $117,764 respectively.

(b)  LETTERS OF CREDIT
Outstanding letters of credit, issued primarily for imported merchandise, approximated $170,000 and $586,000 at January 31, 1997 and April 30,1996, respectively.

NOTE 7 - SHORT TERM BORROWINGS
On September 7, 1994, Deerskin Trading Post, Inc., signed an agreement with United Jersey Bank, now Summit Bank, ("the Bank") for a line of credit secured by the Company's assets and guaranteed by the Company. Periodic amendments and modifications detail other terms and conditions.

An amendment was signed on January 31, 1997 for a line of $3,300,000 including amounts subject to letters of credit issued by the Bank on the Company's behalf, and bears interest at the Bank's base rate plus 3/4% with interest payable monthly. Maturity is January 31, 1998. Such agreement contains various formula provisions which the Company is presently in compliance with.

The Company anticipates this will be sufficient to meet its capital requirements through the maturity date of the loan.

Direct borrowings under this line of credit amounted to $1,350,000 and $2,600,000 at January 31, 1997 and April 30, 1996, respectively. The Company's interest rates at January 31, 1997 and April 30,1996 were 9% and 8.75% respectively.

NOTE 8 - MORTGAGE
On March 20, 1995 Deerskin Trading Post, Inc. signed an agreement with Sierra Bank of Nevada for a $1,000,000 construction loan to finance the approximately 34,800 sq. ft. expansion of its Carson City warehouse which was put into service in October 1995. This loan is secured by the Carson City real property and bears interest at 9 1/4% per annum with interest paid monthly through October 1995 at which time it converted to a five year adjustable rate (with the first rate adjustment possible in October 2000) fifteen year mortgage with monthly principal and interest payments due to fully amortize the loan by August 31, 2010. Borrowings amounted to $1,000,000; the current portion, $33,279 of the mortgage is included in "Accrued Expenses and Other Liabilities."

NOTE 9 - RELATED PARTY TRANSACTIONS
As of January 31, 1997, the Company held a 6% $80,000 demand note from an officer/director. This amount is included in "Prepaid and Other Current Assets."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financial Condition

The most significant changes in the Company's balance sheet from April 30, 1996, the end of the preceding fiscal year, to January 31, 1997 are as follows:

	- Cash increased $624,200 to $1,086,100 at January 31, 1997 from $461,900 at April 30, 1996, mainly attributable to an increase in accounts payable.

	- Marketable securities are considered available for sale and are carried at fair market value. The unrealized holding gains of $262,300 and $5,700 at January 31, 1997 and April 30, 1996,
	respectively, are excluded from earnings and reported as separate components of stockholders' equity until realized in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities".

	-      Inventory decreased $627,900 to $3,113,000 from $3,740,900.
	The principal portion of such decrease is attributable to agressive efforts to reduce the inventory in the Company's Catalog outlet. The Company continues to closely monitor its inventories and believes its inventory position is substantially on plan relative to the anticipated sales and marketing projections.

	- Prepaid advertising decreased $5,500 to $232,400 at January 31, 1997 from $237,900 at April 30, 1996. This decrease is primarily attributable to the normal amortization of costs associated with the production and mailing of catalogs through the fiscal year.


	- Borrowings under the Line of Credit decreased $1,250,000 to $1,350,000 at January 31, 1997 from $2,600,000 at April 30, 1996
	resulting primarily from the seasonal nature of the business.

		An amendment was signed on January 31, 1997 for a line of $3,300,000 including amounts subject to letters of credit issued by the Bank on the Company's behalf, and bears interest at the Bank's base rate plus 3/4% with interest payable monthly. Maturity is January 31, 1998. Such agreement contains various formula provisions which the Company is presently in compliance with.

		The Company anticipates this will be sufficient to meet its capital requirements through the maturity date of the loan.

	- Accounts Payable increased $790,600 from $417,000 at April 30, 1996 to $1,207,600 at January 31, 1997. The increase in Accounts Payable is attributable to the increase in trade payables for the purchase of inventory to support sales which increased during this period.

	- Accrued Expenses and Other Current Liabilities increased $142,400 to $326,600 from $184,200 at April 30, 1996. This increase
	is mainly attributable to an increase in the required accruals for refunds, which are reflected in the net sales.

	- Customer's Unshipped Orders, for which checks have been received, increased $10,100 to $74,900 at January 31, 1997 from $64,800 at April 30, 1996. The increase is a result of the normal seasonal increase in customer orders during the period.

RESULTS OF OPERATIONS

Three months and nine months Ended January 31, 1997 vs. January 31, 1996.

Because of the seasonal nature of the Company's business, the results of the interim period are not necessarily indicative of results for the entire year.

	- Net Sales for the three months ended January 31, 1997, increased 1.3% or $76,200 to $6,121,400 from $6,045,200 for the three
	months ended January 31, 1997. Net Sales for the nine months ended January 31, 1997 decreased to $10,390,900 from $10,738,500 for the
	nine months ended January 31, 1996,  a decrease of $347,600 or 3.2%.

		Deerskin catalog Net Sales for the nine months ended January 31, 1997 increased to $6,290,700 from $6,001,000 for the nine months ended January 31, 1996, an increase of $289,700 or 4.8%; for the three months ended January 31, 1997 net sales increased 3.3% or $139,700 to $4,367,800 from $4,228,100 for the nine months ended
	January 31, 1996.

		Joan Cook catalog Net Sales for the nine months ended January 31, 1997 decreased to $2,470,700 from $3,144,400 for the nine months ended January 31, 1996, a decrease of $673,700 or 21.4%. For the three month period ended January 31, 1997 sales were $968,000 compared to $896,100 for the comparable period ended January 31, 1996, an increase of $71,900 or 8.0%. The decline in the nine month net sales and the increase in the three months is attributable to an overall reduction in the number of Joan Cook Catalogs mailed this year but with a larger Holiday Catalog circulation this year versus last.

		Space advertising Net Sales for the nine months ended January 31, 1997 decreased to $1,242,900 from $1,275,300 for the nine months ended January 31, 1996, a decrease of $32,400 or 2.5%; for the three month periods the decrease was $160,500 or 22.2%, to $561,600 from $722,100 due to decreased circulation.

	- Cost of merchandise increased as a percentage of Net Sales to 39.1% and 39.7% for the nine months and three months ended January 31, 1997, respectively, from 36.0% and 38.2% for the comparable periods ended January 31, 1996. The actual cost of merchandise for the nine months ended January 31, 1997 was $4,058,500 and $3,860,700 for the
	comparable period ended January 31, 1996.   Cost of merchan-dise for
	the three months ended January 31, 1997 was $2,430,000 and $2,308,100 for the three months ended January 31, 1996. These results reflect the overall sales mix during the periods; the Joan Cook catalog and space advertising generally have lower costs of merchandise.

		The Company has adopted a more aggressive discount policy in regard to merchandise in its closeout catalog outlet store which resulted in an increase in the cost of goods sold in that operation from 55% to 65%. More significantly in the three months ended October 31, 1996, the Company has chosen to significantly reduce its offering in both the catalog and in the store of its men's and women's shoes and closed out virtually all its remaining shoe inventory at a loss of approximately $85,000.

	- Advertising cost was $3,489,700, or 33.6% of Net Sales, for the nine months ended January 31, 1997, compared to $4,009,900, or 37.3% of Net Sales, for the nine months ended January 31,1996. For the three months ended January 31, 1997, advertising cost was 32.3% of Net Sales or $1,978,700 compared to 33.4% of Net Sales or $2,017,400 for the three months ended January 31, 1996. The decreased Advertising cost as a percentage of Net Sales resulted from more efficient circulation and a decline in paper costs which had increased significantly in fiscal 1996.

	- General and Administrative expenses, including fulfillment expenses which include the costs of telephone, order entry, credit card fees, data processing, packaging materials, labeling, refurbishing of merchandise, packing supplies and outgoing freight charges, decreased as a percentage of Net Sales to 27.8% from 33.2% for the nine months ended January 31, 1997. Costs for the nine months ended January 31, 1997 were $2,886,100 compared to $3,561,500 for the nine months ended January 31, 1996. For the three months ended January 31, 1997 General and Administrative costs were $1,434,800 or 23.4% of Net Sales, compared to $1,610,300 or 26.6%.

	       The reductions are primarily attributable to the benefits of the restructuring which took place in the prior fiscal year and , for the nine months ended January 31, 1997, $160,000 is attributable to a pay reduction taken by the Co-Chief Executive Officers, Messrs. Fox and DeStefano.

	- As a result of all the foregoing, Operating Income for the three months ended January 31, 1997 was $277,899 compared to $109,300 for the three months ended January 31, 1996. Operating Loss for the nine months ended January 31, 1997 decreased to $43,361 from $693,450 for the comparable period in the prior year.

	- Realized Gains on Marketable Securities was $324,529 for the nine months ended January 31, 1997 up from $106,256 for the nine months ended January 31, 1996. For the three months ended January 31, 1997, the Realized Gains on Marketable Securities was $140,823 compared to a loss of $636 for the three months ended January 31, 1996. These gains and losses resulted from the liquidation of several security positions which were in the Company's investment portfolio and the realization of profits on those which appreciated in value and the losses on those which declined.

	- As a result of the foregoing, as well as a decrease of $24,700 in Net Interest Expense for the nine months ended January 31, 1997 compared to January 31, 1996, Net Income is $63,669 for the nine months ended January 31, 1997, compared to a Net Loss of $829,437 for the nine months ended January 31, 1996, a
	       decrease of $893,106.   Net Income for the three months ended
	       January 31, 1997 was $373,283 compared to $33,875 for the three months ended January 31, 1996. This represents a increase of $339,408.

                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         						 INITIO, INC.

                            				/s/ Martin Fox
Date:  March 14, 1997           ------------------------------------------
                                President and Office of the Chief Executive

                            				/s/ Daniel DeStefano
Date:  March 14, 1997           ------------------------------------------
                            				Chairman of the Board and Office of
                             				the Chief Executive

                              		/s/ Audrey C. Remes
Date:  March 14, 1997           -------------------------------------------
                            				Treasurer and Chief Financial Officer