Form 10KSB
period 1997-04-30
INITIO INC
filed 1997-07-29
CIK 50505

U.S. SECURITIES AND EXCHANGE COMMISSION
                    			  Washington, D.C. 20549
                    			       FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
	For the fiscal year ended April 30, 1997
       	OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
	For the transition period from ____________ to _____________

             		       Commission File No. 0-9848

                    			      Initio, Inc.
             ---------------------------------------------
       	     (Name of small business issuer in its charter)

       	    Nevada                           22-1906744
-------------------------------           -------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification No.)

 2500 Arrowhead Drive, Carson City, Nevada           89706
------------------------------------------        ---------
(Address of principal executive offices)          (Zip Code)

     Issuer's telephone number, including area code: (702) 883-2711

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:
                  			Common Shares, $.01 par value
                     -----------------------------
                  			     (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
                   			  Yes    X       No _____
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's Revenues for its most recent fiscal year: $12,116,370.

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $4,128,476 (based upon the high and low prices of the registrant's Common Shares, $.01 par value, as of July 24, 1996).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Shares, $.01 Par Value                    4,689,664
-----------------------------    -------------------------------------------
 (Title of Class)                (No. of Shares Outstanding at July 23, 1997)

DOCUMENTS INCORPORATED BY REFERENCE:  None
------------------------------------------
Transitional Small Business Disclosure Form (check one):
            			   Yes___             No   X





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

RECENT DEVELOPMENTS

	Expansion of Warehouse Facility.   During the Fiscal Year Ended April
30, 1996, the Company expanded its existing warehouse facility in Carson City, Nevada by approximately 34,800 sq. ft at a total cost of approximatley $1,034,000. The additional space is required to provide for the growing number of products carried in all of the catalogs, particularly the Joan Cook
catalogs.   In addition, the expansion allows the Company to improve its packing and shipping operation as well as expediting the receipt and restocking of vendor shipments. All of these improvements allow the Company to provide better customer service and improve productivity in operations.

	The construction costs were financed by a $1,000,000 loan from Sierra Bank of
Nevada.  This loan is secured by the Carson City real property and bears interest at 9 1/4% per annum with interest payable monthly through October
1996 at which time it was converted to a five year adjustable rate (with the first rate adjustment possible in October 2000) fifteen year mortgage with monthly principal and interest payments due to fully amortize the loan by
August 31, 2010.  Borrowing commenced May 3, 1996.

	 Loan Agreement with Summit Bank. Pursuant to a Line of Credit Loan and Security Agreement (the "Loan Agreement") entered into with United Jersey Bank, now Summit Bank, ("the Bank") on September 7, 1994, the Company's Deerskin Trading Post subsidiary has a line of credit with the Bank under which, based on periodic amendments and modifications detailing other terms and conditions, it may borrow directly or for outstanding letters of credit issued by the Bank on behalf of Deerskin Trading Post (the "Bank Loan"). The Company has guaranteed the obligations of Deerskin Trading Post under the Bank Loan. To secure the Bank Loan, Deerskin Trading Post has granted a security interest to the Bank in substantially all its assets.

	In addition to various default provisions, representations and warranties, affirmative and negative covenants the Loan Agreement provides that, until repayment in full of the Bank Loan, Deerskin Trading Post will not declare or pay any dividends, nor merge with or consolidate into any corporation or other entity, without the Bank's prior consent.

	An amendment was signed on January 31, 1997 for a line of $3,300,000 including amounts subject to letters of credit and bears interest at the Bank's base rate plus 3/4% with interest payable monthly. Maturity is January 31, 1998. Such agreement contains various formula provisions which the Company is presently in compliance with.

	The Company anticipates this will be sufficient to meet its capital requirements through the maturity date of the loan.

	Borrowings under the Bank Loan, which are used for seasonal working capital purposes, amounted to $1,850,000 in direct borrowings and $430,000 in outstanding letters of credit at April 30, 1997.

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

	The Company seeks to provide its customers with competitively priced products that can be differentiated from competitive items either by design, workmanship or price. The Company guarantees customer satisfaction. If for any reason, or no reason, a customer is not completely satisfied with any purchase, the Company will replace it, exchange it or refund the amount paid for it, whichever the customer prefers, provided the merchandise is returned unused and unaltered within one year from the date of shipment. Refunds for merchandise shipped were 19.11% for Deerskin and 7.48% for Joan Cook, respectively.

	 The Company also operates a catalog close-out center in Danvers, Massachusetts which sells excess mail order merchandise as well as "seconds", i.e., merchandise which fails to meet catalog standards. In addition, this store sells current catalog merchandise.

	Catalog Production. The Company's catalogs are produced by an in-house art department which uses Macintosh desktop publishing equipment to prepare for both catalog and media, layouts, copy, typesetting and "mechanicals". Independent photographers and models are engaged on a contract basis as needed. The Company believes this combination of in-house and free-lance staff enables it to maintain both quality control and flexibility in the production of its catalogs. The Company's art department is located in its North Bergen, New Jersey facility.

	The Company varies the quantity of its catalogs mailed based on the selling season and the anticipated response rates. In fiscal 1997, the Company produced three different editions of its Deerskin catalog and made
11 mailings totaling approximately 4,500,000 catalogs. The Deerskin catalog consists of between 56 and 80 pages and offers approximately 300 items. During the year, the Company changed the dimensions of the Joan Cook catalog to coordinate its production and mailing with the Deerskin catalog. This change allows the Company to take advantage of the economies of scale which are available in the printing and mailing of the catalogs. In fiscal 1997, the Company produced four editions of its Joan Cook catalog, and made 12 mailings totaling approximately 2,700,000 catalogs. These Joan Cook catalogs consisted of between 52 and 64 pages and each catalog offered between 260 and 325 items.

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

	Deerskin's products are manufactured by approximately 200 suppliers. In excess of 50% of the merchandise purchased by Deerskin is imported, primarily from manufacturers in Taiwan, Korea, Hong Kong and the Peoples Republic of China. Products offered in Joan Cook catalogs are manufactured by hundreds of manufacturers. Unlike Deerskin, a relatively small percentage, or approximately 10%, of the merchandise purchased for Joan Cook catalogs is imported by the Company. No one supplier accounted for more than 10% of the Company's purchases during the fiscal year ended April 30, 1997 and the Company believes ample alternate sources exist, should present supplier relationships be disrupted for any reason.

	Marketing. The Company believes its ability to segment, test and analyze mailing lists, and to select appropriate recipients for a particular mailing, are a significant factor in its business. In general, the Company seeks to mail catalogs only to those list segments, at such times and frequencies as are expected to meet acceptable goals. The Company maintains a proprietary customer data base which is used for statistical modeling purposes which, as of April 30, 1997, contained information with respect to approximately 4,600,000 customers. In addition, the Company rents from and exchanges lists with other direct marketers in an attempt to gain new customers. In the fiscal year ended April 30, 1997, the Company earned $137,000 from list renting activities.

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

	Employees. As of April 30, 1997, the Company employed approximately 65 people, approximately 15 of whom are part-time or seasonal employees.
None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

Item 2. Description of Property.

The Company's operations are conducted in the following facilities:

Location                    Use
-------------------------   ---------------------------------------------
Carson City, Nevada         Principal Executive Offices; Distribution and
                     			    Warehousing

North Bergen, New Jersey    Administrative Offices; Merchandising;
                     			    Purchasing; Catalog Production

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

Item 3. Legal Proceedings.

	As of July 23, 1997 there were no legal proceedings pending against the Company, nor, to the Company's knowledge, were any material proceedings against it contemplated by any governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders

	During the fourth quarter of the fiscal year ended April 30, 1997, no matters were submitted to a vote of security holders.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters.

		(a) Market Information. The Company's Shares are traded under the symbol "INTO" on NASDAQ. The following table indicates high and low bid for the fiscal years ended April 30, 1997 and 1996 in the over-the-counter market for the periods indicated based upon information supplied by National Quotation Bureau. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:
Fiscal Year Ended  April 30, 1997     April 30, 1996
               			      Bid:               Bid:
			                  High    Lo        High     Low

	First Quarter     2 1/8    1 5/8     3 1/4    2 5/8
	Second Quarter    2 1/8    1 1/2     2 7/8    2
	Third Quarter     2        1 1/2     3 1/8    2
	Fourth Quarter    1 7/8    1 1/8     2 5/8    2

	(b) Number of Holders of Common Stock. As of April 30, 1997 the number of record holders of the Company's Shares was approximately 300, which does not include individual participants in security position listings.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Accompanying this Form 10-KSB are Consolidated Financial Statements of the Company and its subsidiary for the fiscal years ended April 30, 1997 and April 30, 1996.

FINANCIAL CONDITION

The most significant changes in the Company's balance sheet from April 30, 1996 to April 30, 1997 are as follows:

	Marketable securities are considered available for sale and are carried at fair market value. The unrealized holding gains of $150,279 at April 30, 1997 and $5,714 at April 30, 1996, are excluded from earnings and reported as a separate component of stockholders' equity until realized in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities".

	Marketable Securities decreased $85,166 to $636,072 at April 30, 1997 from $721,238 at April 30, 1996 as a result of the sale of $1,319,128 of marketable securities and the resultant gain of $443,685 on the realization of profits on several security positions which were in the Company's investments portfolio, offset by the purchase of $645,712 in marketable securities for the Company's portfolio, and the increase in unrealized holding gains of $144,565 in the marketable securities for the twelve month period.

	Inventory decreased $493,463 to $3,247,406 from $3,740,869.  The decrease in inventory is attributable to the Company's more aggressive pricing policy in regard to merchandise in its retail catalog outlet store and the closeout of its shoe inventory therein.

	Prepaid Advertising increased $122,760 to $360,597 at April 30, 1997 from $237,837 at April 30, 1996. This increase is attributable to the increased circulation in the Joan Cook Summer and Deerskin Spring mailing schedule and amortization of costs associated with the production and mailing of these catalogs in the Spring and Summer of calendar year 1997 compared to the same period in 1996.

	Prepaid and Other Current Assets increased $43,711 to $680,948 at April 30, 1997 from $637,237 at April 30, 1996. This increase is attributable to an increase of approximately $108,000 in credit card receivables because of the timing of the Company's annual physical inventory performed one week earlier this year than in the fiscal year ended April 30, 1996 and an increase in the list rental receivable partially offset by the repayment of the $80,000 demand note from an officer/director.

	Fixed Assets were relatively unchanged increasing $15,074 to $2,947,327 at April 30, 1997 from $2,932,253 at April 30, 1996.

	As of April 30, 1997 the Company has available for federal income tax purposes net operating loss (hereinafter "NOL") carryforwards and other net future tax deductions totalling approximately $3,330,000; approximately $63,000 of the NOL expires in 2004, the balance thereafter. The future tax benefit of such NOL should be recorded as an asset to the extent that the Company assesses the realization of such future tax benefits to be "more likely than not." During the fiscal year ended April 30, 1996, the Company reassessed the future realization of the NOL and concluded that it is uncertain whether the $1,500,000 previously benefited will be realized.
This resulted in a provision of $523,000.

	Borrowings under the Line of Credit decreased $750,000 to $1,850,000 at April 30, 1997 from $2,600,000 at April 30, 1996 attributable to savings in General and Administrative expense including fulfillment as a result of the benefits of the Company's restructuring of its operations and to a pay reduction taken by Co-Chief Executive Officers, Messrs. Fox and DeStefano.

	Accounts Payable and Accrued Expenses and Other Current Liabilities were relatively unchanged increasing only $12,062 from $601,247 at April 30, 1996 to $613,309 at April 30, 1997.

	Customer's Unshipped Orders decreased $26,662 to $38,152 at April 30, 1997 from $64,814 at April 30, 1996. The decrease is a result of an improvement in the Company's in-stock position and the timing of the Company's annual physical inventory.

	Cash balances were $300,360 and $461,917 at April 30, 1997 and 1996 respectively. This decrease of $161,557 was the result of all of the foregoing.

RESULTS OF OPERATIONS

	Fiscal Year Ended April 30, 1997 vs. Fiscal Year Ended April 30, 1996. Net Sales for the fiscal year ended April 30, 1997 totaled $12,116,370, compared to $12,404,850 for the fiscal year ended April 30, 1996, a decrease of 2.3% or $288,480. The Company mailed approximately 4,500,000 Deerskin catalogs in the current fiscal year compared to approximately 4,000,000 in the fiscal year ended April 30, 1996, an increase of approximately 500,000 catalogs or 12.5%. Deerskin catalog sales increased to $6,971,833 for the year ended April 30, 1997 from $6,619,338, an increase of $352,495 or 5.3%. The Company mailed approximately 2,700,000 and 3,390,000 Joan Cook catalogs in the fiscal years ended April 30, 1997 and 1996 respectively, a decrease of 690,000 catalogs or 20.4% Joan Cook catalog sales decreased to $3,112,672 for the year ended April 30, 1997 from $3,558,143, a decline of $445,471 or 12.5%.

	Space sales decreased $195,379 or 11.9%,to $1,450,850 for the year ended April 30, 1997 from $1,646,229 for the year ended April 30, 1996. This was a direct result of a decrease in space advertising.

	Net sales for the 4th quarter increased to $1,725,468 from $1,666,345 an increase of 3.5% or $59,123, resulting from increased catalog circulation in the comparable period of the current year.

	Cost of merchandise increased as a percentage of net sales to 39.1% for the year ended April 30, 1997 from 35.8% for the year ended April 30, 1996. The actual cost of merchandise for the year ended April 30, 1997 was $4,737,716 and $4,438,879 for the comparable period ended April 30, 1996.
The results reflect the overall sales mix during the period; the Joan Cook catalog and space advertising generally have lower costs of merchandise. The Company has adopted a more aggressive policy in regard to merchandise in its retail catalog outlet store which resulted in an increase in the cost of goods sold in that operation from 55% to 65%. More significantly in the three months ended October 31, 1996, the Company chose to significantly reduce its offering in both the catalog and in the store of its men's and women's shoes, and closed out virtually all its remaining shoe inventory at a loss of approximately $85,000.

	Advertising cost was $4,064,190 or 33.5% of Net Sales for the year ended April 30, 1997, compared to $4,628,286 or 37.3% of Net Sales for the year ended April 30, 1996. The decreased Advertising cost as a percentage of Net Sales resulted from a rollback in the significantly increased paper costs which the Company and the industry experienced beginning in August 1994 and more efficient circulation.

	General and Administrative expenses including fulfillment expenses, which include the costs of telephone, order entry, credit card fees, data processing, packaging materials, labeling, refurbishing of merchandise, packing supplies, and postage, decreased as a percentage of Net Sales to 30.0% for the year ended April 30, 1997 from 35.1% from the year ended April 30, 1996. During the quarter ended October 31, 1996 and because of the increased postage and paper costs and the resultant cutback in circulation, the Company restructured its operations. The reduction in the current year is primarily attributable to the benefits of the restructuring and $210,000 is attributable to a pay reduction (in the current period) taken by the Co-Chief Executive officers, Messrs. Fox and DeStefano.

	As a result of all of the foregoing, the Operating Loss for the fiscal year ended April 30, 1997 was $315,336 compared to $1,020,486 for the prior year.

	Gain on Marketable Securities was $443,685 for the fiscal year ended April 30, 1997, compared to $129,230 for the fiscal year ended April 30,1996. This gain resulted from the realization of profits on several security positions which were in the Company's investment portfolio and which appreciated in value during this period.

	Net interest expense for the fiscal year ended April 30, 1997 was $252,536 compared to $305,627 for the fiscal year ended April 30, 1996. The decrease of $53,091 is attributable to reduced borrowing on the line of credit with Summit Bank.

	During the fiscal year ended April 30, 1996 the Company, due to the uncertainties of future realization, fully offset the April 30, 1996 deferred tax asset of $523,000 ($0.11 per share) by a valuation allowance.

	For the fiscal year ended April 30, 1997 the Company had a net loss of $124,187 ($0.03 per share) compared to $1,719,883($0.37 per share) for the fiscal year ended April 30, 1996.

Liquidity, Capital Resources and Cash Flows.

	Net working capital, including marketable securities of $636,072, amounted to $3,048,875 at April 30, 1997, compared to $2,857,790 including marketable securities of $721,238 at the end of the prior fiscal year. The Company believes working capital plus available lines of credit are adequate to meet its needs through the term of the loan.

	For the fiscal year ended April 30, 1997 cash used in operations was $33,312 compared to $52,873 provided by operations for the fiscal year ended April 30, 1996, resulting primarily from operating losses and increases in prepaid advertising, prepaid expenses and other assets and customers unshipped orders partially offset by a decrease in inventory. Investing activities provided $658,342 in the fiscal year ended April 30, 1997 compared to $760,003 in the fiscal year ended April 30, 1996. Year ended April 30, 1996 included approximately $970,000 capital expenditure for the Carson City warehouse expansion. Financing activities used $786,587 of cash.

	Net cash decreased $161,557 in the fiscal year ended April 30, 1997 compared to a decrease of $155,851 in the fiscal year ended April 30, 1996 as a result of all these factors.

	As described in "Recent Developments - Loan Agreement with Summit Bank" above, the Company's Deerskin Trading Post subsidiary has a $3,300,000 line of credit with the Bank. As of April 30, 1997, the unused amount of such line of credit was approximately $1,020,000. As of July 23, 1997, the unused amount of such line of credit was approximately $725,000. The maturity date of the line of credit is January 31, 1998. In the event the Company fails to reach an agreement with the Bank to extend the Company's line of credit beyond January 31, 1998, the Company would be required to find alternative sources of financing. In the event that such facility is not renewed, the Company would be required to seek alternative sources of financing, which might be on terms significantly less favorable. In the event that such terms were deemed unacceptable to the Company, the Company might be required to substantially reduce its catalog distribution and restructure its operations accordingly.

Item 7. Financial Statements.

	Financial Statements are attached hereto, following page 17.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

	During fiscal years 1997 and 1996 there were no changes in or disagreement with the Company's principal independent accountant on accounting or financial disclosure.

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

Name and Age              Positions with          Term     Served As
                     			  the Company             Expires  Director Since

Daniel A. DeStefano, 65    Chairman of the Board,  1999     1969
			   Director
Martin Fox, 62             President, Director     1999     1978

Albert P. Brodell, Jr.,74  Secretary, Director     1997     1982

Phillip Langsdorf, 49      Director                1998     1992

Audrey Remes, 52           Treasurer, Chief Financial
                      			   Officer and Chief
                      			   Accounting Officer


	There is no family relationship among any of the directors or executive officers of the Company.

	Mr. DeStefano was a founder of the Company and has been Chairman of the Board of the Company since 1969.

	Mr. Fox joined the Company in 1972 and has been President of the Company for more than five years.

	Mr. Langsdorf has been Director of Mail Order for Wolferman's, Inc. since August, 1996; prior to which and since 1991 he was a Vice President of White Flower Farms, a direct mail specialty catalog company concentrating on the marketing of horticultural materials. Prior to such time, he served as Executive Vice President-Operations of Deerskin for more than five years.

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

Item 10.        Executive Compensation.

	The following table sets forth the cash compensation (consisting entirely of salary) paid (or accrued for) by the Company to its President and Chairman of the Board, the only two executive officers whose aggregate remuneration exceeded $100,000, for the Company's fiscal years ended April 30, 1997, 1996 and 1995:

SUMMARY COMPENSATION TABLE

Name and
Principal
Position                         Year    Annual Compensation
---------------------------      ----    -------------------

Martin Fox, President            1997    $0
                            				 1996    $114,000
                            				 1995    $153,000

Daniel DeStefano,                1997    $0
Chairman of the Board            1996    $100,800
                            				 1995    $153,000

	During fiscal year ended April 30, 1997, Messrs. Fox and DeStefano waived compensation.

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

 The Company has two stock options plans, the 1991 Stock Option Plan (the "1991 Plan") and the 1996 Stock Option Plan (the "1996 Plan").

 The 1991 Plan was approved and adopted in December 1991. Pursuant to the Plan, a total of 350,000 shares of Common Stock were made available for the grant of stock options. Under the Company's 1991 Plan, options have been granted to key employees and directors for terms up to ten years at an exercise price of not less than the fair value of the shares at the dates of grant and are exercisable in whole or in part at stated times from the date of grant. No further grants will be issued under the 1991 Plan. At April 30, 1997, 144,000 options were exercisable with respect to the 1991 Plan.

 The 1996 Plan was approved and adopted in October 1996. The Company's plan authorizes the granting of stock options, the exercise of which would allow up to an aggregate of 500,000 shares of the Company's common stock to be acquired by the holders of said options. The awards can take the form of Incentive Stock Options ("ISOs") or Non-qualified Stock Options ("NQSOs"). Stock Options may be granted to key employees, directors and consultants. ISOs and NQSOs are granted in terms not to exceed ten years. ISOs granted under this Plan generally vest 20% immediately upon grant, with an additional 20% vesting on each subsequent anniversary of the grant date. Vesting requirements other than the aforementioned are set forth by the Board of Directors when the award is granted. Options may be exercised in whole or in part. The exercise price of the ISOs is the market price of the Company's common stock on the date of grant. The exercise price of NQSOs shall be determined by the Board of Directors when granted. Any plan participant who is grants ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must have an option price of at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the Company's 1996 Plan, options have been granted to key employees and directors for terms of up to ten years, at exercise prices ranging from $1.75 to $2.00 and are exercisable in whole or in part at stated times from the date of grant up to four years from the date of grant. At April 30, 1997, 270,086 options were exercisable under the Company's 1996 Plan.

 As of April 30, 1997, options to purchase 505,332 shares of the Company's Common Stock at exercise prices ranging from $1.00 to $2.375 per share have been granted under the Plan to 28 employees and directors. None of such employees are executive officers of the Company, except for Ms. Remes, who has options to purchase 25,000 shares (all of which are currently exercisable) at $1.00 per share, 10,000 shares (8,000 of which are currently exercisable) at $1.875 per share and 9,500 shares (1,900 or which are currently exercisable) at $1.75 per share, which were granted in February 1992, October 1993 and November 1996 respectively.

	In addition, two employees (neither of whom are executive officers of the Company) hold non-qualified stock options, granted during 1988 to purchase 32,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. These options are currently exercisable.

Item 11. Security Ownership of Certain Beneficial Owners
		and Management.

	Security Ownership of Certain Beneficial Owners. The following table sets forth, as of July 15, 1997, information concerning the only persons who are known by the Company to own beneficially more than five percent of the outstanding Shares of the Company and information concerning ownership of outstanding Shares by all current directors and executive officers of the Company as a group. Except as otherwise indicated, all such persons have both sole voting and investment power over the Shares shown as being beneficially owned by them.


Name and Address of        Amount and Nature            Percent of
Beneficial Owner          Of Beneficial Ownership       Class
-----------------------   -----------------------       ----------
Martin Fox
2500 Arrowhead Drive
Carson City, Nevada 89706        1,443,724 (1)          30.0%

Daniel A. DeStefano
2500 Arrowhead Drive
Carson City, Nevada 89706          974,496 (2)          20.2%

DeStefano Children Trust
c/o John McConeghy
42 Sterling Lane
Wayne, New Jersey 07470            530,546 (3)          11.3%

Melvyn I. Weiss
One Pennsylvania Plaza
New York, New York 10119           283,650 (4)           6.0%

All Executive Officers and
Directors as a Group (5)         2,573,060 (5)          51.7%


(1) This amount includes 136,984 Shares owned by trusts for the benefit of Mr. Fox's children of which Mr. Fox is a trustee and of which Mr. Fox disclaims beneficial ownership. Mr. Fox has shared voting and investment power over the Shares owned by such trusts. This amount also includes 128,578 Shares owned by the Martin Fox Retirement Trust. This amount does not include 53,433 Shares owned by a trust for the benefit of unrelated persons of which Mr. Fox is a trustee and of which Mr. Fox disclaims beneficial ownership. This amount also includes 125,000 shares which Mr. Fox has the right to acquire pursuant to a currently exercisable stock option.

(2) This amount includes 112,138 Shares owned by the Daniel DeStefano Retirement Trust. This amount also includes 125,000 shares which Mr. DeStefano has the right to acquire pursuant to a currently exercisable stock option.


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

(5) See footnotes (1), (2) and (4) above. Also includes 60,940 shares owned by the Albert Brodell Retirement Trust and 49,000 Shares directly owned by Mr. Brodell and spouse, a director and the Secretary of the Company, and 34,900 Shares which Ms. Remes, Treasurer of the Company, has the right to acquire pursuant to currently exercisable stock options.

Item 12.        Certain Relationships and Related Transactions

	Mr. Fox, a director, principal stockholder and the President of the Company, borrowed money from the Company. The aggregate amount of such indebtedness was $80,000 as of April 30, 1996. Mr. Fox's indebtedness to the Company was evidenced by a note which, together with interest at a rate of 6% per annum, was payable on demand. Mr. Fox repaid the indebtedness during the fisal year ended April 30, 1997.


Item 13.        Exhibits and Reports on Form 8-K.

(a)     Exhibits.  See Index of Exhibits annexed hereto.

(b)     Reports on Form 8-K

		The Company did not file any Current Reports on Form 8-K during the quarterly period ended April 30, 1997.






                      			       SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 29,1997             INITIO, INC.



                            				By:   Martin Fox, President


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  July 29,1997

                    				       Martin Fox,
                    				       President and Director


Date:  July 29,1997


                    				       Daniel DeStefano,
                     			       Chairman of the Board
                           					and Director


Date:  July 29,1997


                    				       Audrey C. Remes,
                    				       Treasurer, Chief
                           					Financial Officer and
                           					Chief Accounting Officer


Date:  July 29,1997


                    				       Albert P. Brodell, Jr.,
                    				       Secretary and Director


Date:  July 29,1997

                    				       Phillip Langsdorf,
                    				       Director










                			       INDEX OF EXHIBITS

Exhibit
Number          Description

(3)     (a)     Articles of Incorporation of the Company --
		incorporated by reference to Exhibit 3(a) to the SB2.

	(b)     By-Laws of the Company --
		incorporated by reference to Exhibit 3(b) to the SB-2.

	(c) Certificate of Ownership and Merger of Initio, Inc., a Delaware corporation and Initio, Inc., a Nevada corporation (the "Company") -- incorporated by reference to Exhibit 2(e) to the SB-2.

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

	(c) Lease of Land under the Company's premises at 2500 Arrowhead Drive, Carson City, Nevada -- incorporated by reference to Exhibit No. (20)(b) to the Company's Annual Report on Form 10-K for the fiscal year ended February 6, 1981.

	(d) Lease for premises located at Route 1 and Route 114, Danvers, Massachusetts -- incorporated by reference to Exhibit 10(d) to the SB-2.

	(e) Subordinated Debenture due December 31, 1994 in the principal amount of $1,000,000 issued by the Company to Sherwood -- incorporated by reference to Exhibit 10(r) to the SB-2.

	(f) Common Stock Purchase Warrant issued August 29, 1992 by the Company to Sherwood for the purchase of 75,000 shares of the Company's common stock -- incorporated by reference to

	(g) Construction Agreement dated December 29, 1994, between the Company and Shaw Construction Co.--incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996

	(h) Loan Agreement dated March 20, 1996 between The Company and Sierra Bank of Nevada -- incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996

	(i)     Eleventh Amendment to Line of Credit and Loan
		Security Agreement, dated as of March 15, 1997, between United Jersey Bank and Deerskin Trading Post, Inc.

	(j) Third Restated Promissory Note, dated as of March 15, 1997, between United Jersey Bank and Deerskin Trading Post, Inc.

	(k) Fourteenth Amendment to Line of Credit Loan and Security Agreement, dated as of January 31, 1997, between Summit Bank and Deerskin Trading Post, Inc.

	(l)     1996 Stock Option Plan


(21)     List of Subsidiaries -- incorporated by reference to
		Exhibit 21 to the SB-2.






                  			       ANNUAL REPORT

		               For the year ended April 30, 1997

             		  Consolidated Financial Statements of

                   			       INITIO, INC.
                   			     and Subsidiary

                   			  2500 Arrowhead Drive
            		       Carson City, Nevada  89706
                  			  Phone: (702) 883-2711








                        Subsidiary of Initio, Inc.:
                        				   Percentage of
		Subsidiary                   Ownership

	Deerskin Trading Post, Inc.     100 %



                          				   INDEX


PART I - FINANCIAL INFORMATION



                                                         											PAGE


Report of Independent Public Accountants                                3
Consolidated Statements of Operations -
     Years ended April 30, 1997 and 1996                                4

Consolidated Balance Sheets-
     As of April 30, 1997  and 1996                                     5

Consolidated Statement of Stockholders' Equity-                         6
     Years ended April 30, 1997 and 1996
     Consolidated Statements of Cash Flows-
     Years ended April 30, 1997 and 1996                                7

Notes to Consolidated Financial Statements                              8 - 11





Page 2 of 11





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of Initio, Inc.:

We have audited the accompanying consolidated balance sheets of Initio, Inc. (a Nevada corporation) and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above presently fairly, in all material respects, the financial position of Initio, Inc. and subsidiaries as of April 30, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





July 28, 1997


Arthur Andersen LLP
New York, New York





                        			      INITIO, INC.
                		 CONSOLIDATED STATEMENTS OF OPERATIONS




                            				   Year Ended        Year Ended
                            				 April 30, 1997    April 30, 1996

NET SALES                          $12,116,370     $12,404,850

COSTS AND EXPENSES
  Cost of Merchandise Sold          $4,737,716      $4,438,879
  Advertising                       $4,064,190      $4,628,286
                                   -----------      ----------
       GROSS MARGIN                 $3,314,464      $3,337,685
  General & Administrative
     (including Fulfillment)        $3,629,800      $4,358,171
                                   -----------     -----------
OPERATING LOSS                       ($315,336)    ($1,020,486)

OTHER EXPENSE
  Interest Expense net of Interest
  Income of $68,335 and $71,375
  for the years ended April 30, 1997
     and 1996, respectively          ($252,536)      ($305,627)
  Gain on Marketable Securities       $443,685        $129,230
                                   -----------     -----------
       Total Other Expense            $191,149       ($176,397)
                                   -----------     -----------

NET LOSS BEFORE PROVISION FOR INCOME ($124,187)    ($1,196,883)

PROVISION FOR INCOME TAX (Note 4)           $0       ($523,000)
                                   -----------     -----------
NET LOSS                             ($124,187)    ($1,719,883)
                                   ===========     ===========


Earnings (Loss) per Share (Note 1(j)):

  Loss per Common Share                 ($0.03)         ($0.37)
                                   ===========     ===========
Weighted Average Shares              4,681,280       4,676,445
                                   ===========     ===========










The accompanying notes to the consolidated financial statements are an integral part of these statements.




                     			       INITIO, INC.
             		       CONSOLIDATED BALANCE SHEETS


                            				       April 30, 1997   April 30, 1996
ASSETS
CURRENT ASSETS:
  Cash                                        $300,360       $461,917
  Marketable Securities                       $636,072       $721,238
  Inventory                                 $3,247,406     $3,740,869
  Prepaid Advertising                         $360,597       $237,837
  Assets Held for Sale                        $324,953       $324,953
  Prepaid and Other Current Assets            $680,948       $637,237
                                            ----------     ----------
	    Total Current Assets                   $5,550,336     $6,124,051

FIXED ASSETS, at Cost (Note 3)              $2,947,327     $2,932,253
 Less: Accumulated Depreciation and
 Amortization                               $1,116,178       $941,582
                                            ----------     ----------
                                   					    $1,831,149     $1,990,671
TRADE NAMES, CUSTOMER LISTS, AND RELATED
  INTANGIBLE ASSETS                         $1,462,872     $1,462,872
  Less: Accumulated Amortization              $155,430       $118,858
                                            ----------     ----------
                                   					    $1,307,442     $1,344,014

OTHER ASSETS                                   $12,174        $11,174
                                            ----------     ----------
TOTAL ASSETS                                $8,701,101     $9,469,910
                                            ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Borrowings under Line of Credit (Note 7)  $1,850,000     $2,600,000
  Accounts Payable                            $458,515       $417,038
  Accrued Expenses & Other Current Liabiliti  $154,794       $184,209
  Customers' Unshipped Orders                  $38,152        $64,814
                                            ----------     ----------
	    Total Current Liabilities              $2,501,461     $3,266,061
  Mortgage Payable (Note 8)                   $914,092       $950,679
                                            ----------     ----------
TOTAL LIABILITIES                           $3,415,553     $4,216,740
Commitments (Note 6)

STOCKHOLDERS' EQUITY:
Common Stock, $0.01 par value,
  Authorized, 10,000,000 shares; Issued
  5,081,535 and 5,071,535 shares at April
  30, 1997 and 1996, respectively              $50,815        $50,715
Additional Paid-In Capital                  $8,682,183     $8,670,283
Accumulated Deficit                        ($3,120,948)   ($2,996,761)
Treasury Stock, at Cost, 391,871
     shares at April 30, 1997  and 1996      ($476,781)     ($476,781)
Unrealized Gain on Marketable Securities      $150,279         $5,714
                                           -----------     ----------
TOTAL STOCKHOLDERS' EQUITY                  $5,285,548     $5,253,170
                                           -----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $8,701,101     $9,469,910
                                           ===========     ==========


The accompanying notes to the consolidated financial statements are an integral part of these statements.


                         			     INITIO, INC.
           	    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       UNREALIZED
        			 COMMON STOCK        ADDITIONAL                  TREASURY   (LOSS) ON
			         Shares       Par    PAID-IN       ACCUMULATED   SHARES     MARKETABLE
			          Issued      Value   CAPITAL       (DEFICIT)     (at Cost)  SECURITIES   TOTAL
Balance,
April 30,
  1995     5,063,316   $50,633  $8,656,907  ($1,276,878)  ($476,781)  ($53,880)  $6,900,001

Options
Exercised        600        $6        $594                                             $600
Stock Issued   7,619       $76     $12,782                                          $12,858

Net (Loss) for
the Year Ended
April 30, 1996                              ($1,719,883)                        ($1,719,883)

Unrealized Gain on
Marketable Securities                                                  $59,594      $59,594
		          _________  ______   _________   ___________   ________     _______  ___________
BALANCE, April
30, 1996
           5,071,535  $50,715  $8,670,283   ($2,996,761) ($476,781)     $5,714   $5,253,170

Stocks
Issued        10,000     $100     $11,900                                           $12,000

Net (Loss)
for the Year
Ended April 30, 1997                          ($124,187)                          ($124,187)

Unrealized Gain on
 Marketable Securities                                                $144,565     $144,565
		         _________   ______   _________     __________  _________   ________   __________
BALANCE, April
30, 1997
           5,081,535  $50,815  $8,682,183   ($3,120,948)  ($476,781)  $150,279   $5,285,548
		         =========  =======  ==========   ===========   =========   ========   ==========

<F1>




    The accompanying notes to the consolidated financial statements are an integral part of these statements.








                         			     INITIO, INC.
                  		CONSOLIDATED STATEMENTS OF CASH FLOWS

					                                 Year Ended      Year Ended
                            					   April 30, 1997  April 30, 1996
											                         --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

	Net Loss                           ($124,187)      ($1,719,883)
	Adjustments to Reconcile Net Loss
	 to Net Cash Used In Operating Activities:

	Decrease in Future Tax Benefit            $0          $523,000
	Depreciation and Amortization       $211,168          $236,589
	Directors' Fees Paid With Common
	 Stock                               $12,000                $0
	Compensation Paid With Common Stock       $0           $12,858
	Gain on Marketable Securities      ($443,685)        ($129,230)
	Decrease (Increase) in:
	       Inventory                    $493,463        $1,086,435
	       Prepaid Advertising         ($122,760)          $82,212
	       Prepaid and Other Assets     ($44,710)         $261,387
	(Decrease) Increase in:
	       Accounts Payable, Accrued
	       Expenses and Other
	       Current Liabilities           $12,061        ($276,284)
		Customers' Unshipped Orders        ($26,662)        ($24,211)
	Net Cash Provided By (Used In)     ---------        ---------
	 Operating Activities               ($33,312)         $52,873


CASH FLOWS FROM INVESTING ACTIVITIES:
	Capital Expenditures                ($15,074)       ($973,339)
	Purchase of Marketable Securities  ($645,712)       ($617,122)
	Proceeds Received from Sale of
	 Marketable Securities            $1,319,128         $830,458
	Net Cash Provided By (Used In)    ----------        ---------
	 Investing Activities               $658,342        ($760,003)

CASH FLOWS  FROM FINANCING ACTIVITIES:

	Net Borrowings under Line of
	 Credit                            ($750,000)       ($400,000)
	 Mortgage                           ($36,587)        $950,679
	 Issuance of Common Stock                 $0             $600
	Net Cash Provided By Financing     ---------         --------
	 Activities                        ($786,587)        $551,279

NET INCREASE (DECREASE) IN CASH     ($161,557)       ($155,851)
 CASH, BEGINNING OF YEAR             $461,917         $617,768
                                    ---------        ---------
 CASH, END OF YEAR                   $300,360         $461,917
                                    =========        =========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid during the year
   for interest                      $320,871         $377,002
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

(e)  PREPAID ADVERTISING
Costs of producing and mailing catalogs are deferred and amortized over the
estimated productive life of each mailing based on projected sales.   As
prescribed under SOP 93-7, the Company only capitalizes as assets those costs which are incremental direct costs with independent third parties and payroll and payroll-related costs of employees who are directly associated with, and devote time to, the advertising. In addition, individual advertising efforts are established as stand alone cost pools which are amortized on a cost pool basis over the estimated period of benefit determined based upon estimated future revenues. As required, the Company assesses the realizability of the assets created based on the likelihood of achieving the estimated revenues on a quarterly basis. As of April 30, 1997 no writedowns were required to report the capitalized advertising expenses at net realizable value. Prepaid advertising includes costs incurred for catalogs to be mailed in the future. Catalog and space advertising costs associated with test programs are expensed as incurred.

Advertising costs related to non-test space promotions are initially deferred, then expensed to the extent of gross profits realized until fully recovered; therefore, only after advertising costs have been fully recovered, does a
particular promotion make any contribution to operating income.   Deferred
costs are reviewed quarterly for recoverability and adjusted, if necessary.

(f) INVENTORY
Merchandise inventory is valued at the lower of cost or market, using the first-in, first-out (FIFO) cost method. Included in inventory costs are certain costs involved in the preparation, maintenance and storage of the inventory for sale. These costs are calculated as a percentage of inventory and are reviewed and monitored periodically.

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

(i) STOCK BASED COMPENSATION
In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes a fair value based method of accounting for an employee stock option or similar equity instrument but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Companies electing to continue using the accounting under APB Opinion No. 25 must, however, make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No.
123 had been applied (Note 5). These disclosure requirements are effective for fiscal years beginning after December 15, 1995. The Company has elected to continue accounting for its stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25 and to provide the disclosures required by SFAS No. 123. As required, the Company has adopted SFAS No. 123 to account for stock-based compensations awards to outside consultants.


(j) RECENTLY ISSUED ACCOUNTING STANDARDS
In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. Adoption of this statement in the first quarter of 1997 did not have a material effect on the Company's financial position.

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently requird primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on the weighted average number of shares actually outstanding during the year. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock options and warrants into common stock using the treasury stock method. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity.

(k)  EARNINGS (LOSS) PER COMMON SHARE
Earnings (Loss) per common share for the periods presented are based on the weighted average number of common shares outstanding during the period together with outstanding options and warrants to the extent such are dilutive, assuming that the exercisable options and warrants discussed in
Note 5 had been exercised at April 30, 1997.

 NOTE 2-MARKETABLE SECURITIES
On May 1, 1994, the Company adopted SFAS No. 115, "Accounting For Certain Investments in Debt and Equity Securities." This Statement requires the classification of debt and equity securities based on whether the securities will be held to maturity, are considered trading securities or are available for sale. Classification within these categories may require the securities to be reported at their fair market value with unrealized gains and losses included either in current earnings or reported as a separate component of stockholders' equity, depending on the ultimate classification.

All marketable securities are classified as available for sale. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses are computed on the basis of specific identification and are included as a separate component of Stockholders' Equity. Realized gains, realized losses, and declines in value, judged to be other than temporary, are included on the Statement of Operations.

Unrealized gains on marketable securities amounted to $150,279 and $5,714 at April 30, 1997 and 1996, respectively.

NOTE 3-FIXED ASSETS
                                					 April 30, 1997     April 30, 1996

Building & Other Leasehold Improvements   $2,235,190         $2,225,810
Equipment                                 $  712,137         $  706,443
                                          ----------         ----------
                                   					  $2,947,327         $2,932,253
Less:  Accumulated Depreciation
	   and Amortization                      $1,116,178           $941,582
                                          ----------         ----------
                                          $1,831,149         $1,990,671

When an asset is fully depreciated, its cost and related depreciation or amortization is removed from the fixed assets accounts. During the fiscal year ended April 30, 1996 , the Company removed approximately $344,000 of fully depreciated and fully amortized assets from the related fixed asset and accumulated depreciation and amortization accounts.

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

At April 30, 1997, the Company has available for federal income tax purposes, net operating loss carryforwards (NOL) and other net future tax deductions totaling approximately $3,300,000; approximately $63,000 of the NOL expires in 2004, the balance thereafter.

The future tax benefit of such NOL is recorded as an asset to the extent that management assesses the realization of such future tax benefits to be "more likely than not." During the fiscal year ended April 30, 1996, the Company reassessed the future realization of the NOL and concluded that it was uncertain whether the $1,500,000 previously benefited will be realized.
This resulted in a provision of $523,000 for the year ended April 30, 1996. At April 30, 1997, the deferred tax asset created as a result of net operating loss carryforwards has been fully reserved against.

NOTE 5 - STOCKHOLDERS' EQUITY
Stock Option Plan -

The Company has two stock option plans, the 1991 Stock Option Plan (the
"1991 Plan") and the 1996 Stock Option Plan (the "1996 Plan").  The
Company accounts for awards granted to employees, directors and key employees under APB Opinion No. 25, under which compensation cost has been recognized for stock options granted at an exercise price less than the market value of the options on the grant date.  Had compensation cost for all stock option grants in fiscal years 1997 and 1996 been determined consistent with SFAS No. 123, the Company's net loss per share would have been increased to the following pro forma amounts:
                                     						  1997             1996

	Net loss:       As Reported             ($124,187)      ($1,719,883)
              			Pro Forma               ($148,754)      ($1,873,033)

	Primary EPS:    As Reported             ($.03)          ($.37)
              			Pro Forma               ($.03)          ($.40)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

In April 1996, the Company granted two officers/directors stock options, exercisable immediately and expiring in five years, to each purchase 125,000 shares of the Company's common stock at $2.00 per share.

The 1991 Plan was approved and adopted in December 1991. Pursuant to the 1991 Plan, a total of 350,000 shares of CommonStock were made available for the grant of stock options. Under the Company's 1991 Plan, options have been granted to key employees and directors for terms of up to ten years at an exercise price not less than the fair value of the shares at the dates of grant and are exercisable in whole or in part at stated times from the date of grant. No further grants will be issued under the 1991 Plan. At April 30, 1997, 144,400 options were exercisable with respect to the 1991 Plan.

The 1996 Plan was approved and adopted in October 1996, and subsequently approved by the stockholders.The Company's 1996 Stock Option Plan authorizes the granting of stock options, the exercise of which would allow up to an aggregate of 500,000 shares of the Company's common stock to be acquired by the holders of said options. The awards can take the form of Incentive Stock Options
("ISOs") or Non-qualified Stock Options (NQSOs"). Stock Options may be granted to key employees, directors and consultants. ISOs and NQSOs are granted in terms not to exceed ten years. ISOs granted under this Plan generally vest
20% immediately upon grant, with an additional. 20% vesting on each subsequent anniversary of the grant date. Vesting requirements other than the aforementioned are set forth by the Board of Directors when the award is granted. Options may be exercised in whole or in part. The exercise price of the ISOs is the market price of the Company's common stock on the date of grant. The exercise price of NQSOs shall be determined by the board of directors when granted. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must have an option price of at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the Company's 1996 Plan, options have been granted to key employees and directors for terms of up to ten years, at exercise prices ranging from $1.75 to $2.00 and are exercisable in whole or in part at stated times from the date of grant up to four years from the date of grant. At April 30, 1997, 270,086 options were exercisable under the Company's 1996 Plan.

The following table reflects activity under the plan for the two-year period ended April 30, 1997.

                       			   Year ended                      Year ended
                       			 April 30, 1997                  April 30, 1996
             		       Weighted                         Weighted
             		       Average  Exercise                Average  Exercise
              	       Shares   Price                   Shares   Price
Outstanding at        -------- ------                  -------- --------
beginning of year      408,900  $1.73                   359,500  $1.90
   Granted             109,802  $1.75                   250,000  $2.00
   Exercised                 -      -                      (600) $1.00
   Forfeited            (8,296) $1.76                         -      -
   Cancelled            (5,074) $1.83                  (200,000) $2.38
                       -------  -----                  --------- -----
Outstanding at
  end of year          505,332  $1.74                   408,900  $1.73
Exercisable at end of  -------  -----                    ------- -----
  year                 414,486  $1.73                   382,300  $1.73
                       -------  -----                   -------  -----
Weighted average fair
 value of options
 granted                 $0.81                            $0.94

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                  					1997                    1996

Risk-Free Interest Rates                6.4%                    5.9%
Expected Lives                       4 years                 4 years
Expected Volatility                     51%                     51%
Expected Dividend Yields                 0%                      0%
The following table summarizes information about stock options outstanding at April 30, 1997:

             	       Options Outstanding         Options Exercisable

             	     Number       Weighted         Weighted Number     Weighted
	                  Outstanding  Average          Average  Exercisable Average
Range of           at           Remaining        Exercise at         Exercise
Exercise Prices    4/30/97      Contractual Life Price    4/30/97     Price

$1.00 to $1.50      102,400    0.84              $1.00   102,400     $1.00
$1.51 to $2.38      402,932    8.25              $1.92   312,086     $1.97
$1.00 to $2.27      505,332    6.75              $1.74   414,486     $1.73

NOTE 6-COMMITMENTS
(a)  LEASES
The Company rents premises for warehousing and administrative purposes. Future minimum rental payments under noncancelable operating leases, including ground leases, expiring at various dates through 2037, as of April 30,1997 are as follows:

Year Ending April 30,
       	1998            $124,832
       	1999            $ 70,270
       	2000            $ 13,650
       	Thereafter      $ 43,750
                        --------
                     			$254,602

Rent expense for the fiscal years 1997 and 1996 was $128,933 and $117,764 respectively.

(b)  LETTERS OF CREDIT
Outstanding letters of credit, issued primarily for imported merchandise, approximated $430,000 and $586,000 at April 30,1997 and April 30, 1996,
respectively.

NOTE 7 - SHORT TERM BORROWINGS
On September 7, 1994, Deerskin Trading Post, Inc., signed an agreement with United Jersey Bank , now Summit Bank ("the Bank"), for a line of credit secured by the Company's assets and guaranteed by the Company. Periodic amendments and modifications detail other terms and conditions.

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

Direct borrowings under this line of credit amounted to $1,850,000 and $2,600, 000 at April 30, 1997 and 1996, respectively. The Company's interest rates at April 30, 1997 and 1996 were 9.25% and 8.75% respectively.

NOTE 8 - MORTGAGE
On March 20, 1995 Deerskin Trading Post, Inc. signed an agreement with
Sierra Bank of Nevada for a $1,000,000 construction loan to finance the approximately 34,800 sq. ft. expansion of its Carson City warehouse which was put into service in October 1995. This loan is secured by the Carson City real property and bears interest at 9 1/4% per annum with interest paid monthly through October 1995 at which time it converted to a five year adjustable rate (with the first rate adjustment possible in October 2000) fifteen year mortgage with monthly principal and interest payments due to
fully amortize the loan by August 31, 2010.   Borrowings amounted to
$1,000,000; the current portion, $36,850 of the mortgage is included in "Accrued Expenses and Other Liabilities."

NOTE 9 - RELATED PARTY TRANSACTIONS
The 6% $80,000 demand note from an officer/director included in "Prepaid and Other Current Assets" at April 30, 1996 was paid during fiscal year ended April 30, 1997.

                     			       EXHIBIT  (k)


              		FOURTEENTH AMENDMENT TO LINE OF CREDIT
              		      LOAN AND SECURITY AGREEMENT


	This Fourteenth Amendment to Line of Credit Loan and Security Agreement (the "Amendment") is dated as of January 31, 1997 by and between SUMMIT BANK (f/d/a/ United Jersey Bank), a state banking association organized under the laws of the State of New Jersey (the "Lender") with an office at 210 Main Street, Hackensack, New Jersey 07602 and DEERSKIN TRADING POST, INC., a Nevada corporation (the "Borrower") with an office located at 2001 Tonnelle Avenue, North Bergen, New Jersey 07047.

	WHEREAS, on March 10, 1992, the Lender provided a line of credit loan (the "Loan") to the Borrower pursuant to the terms and conditions of a certain Line of Credit Loan and Security Agreement dated March 10, 1992
(the "Agreement") as amended by that certain First Amendment to Line of Credit Loan and Security Agreement dated as of September 1, 1992 (the "First Amendment"), that certain Second Amendment to Line of Credit Loan and Security Agreement dated as of October 30, 1992 (the "Second Amendment"), that certain Third Amendment to Line of Credit Loan and Security Agreement dated as of November 30, 1992 (the "Third Amendment"), that certain Fourth Amendment to Line of Credit Loan and Security Agreement dated as of March 11, 1993 (the "Fourth Amendment"), that certain Fifth Amendment to Line of Credit Loan and Security Agreement dated as of August 27, 1993 (the "Fifth Amendment"), that certain Sixth Amendment of Line of Credit Loan and Security Agreement dated as of October 29, 1993 (the "Sixth Amendment"), that certain Seventh Amendment of Line of Credit Loan and Security Agreement dated as of May 31, 1994 (the "Seventh Amendment"), that certain Eighth Amendment of Line of Credit Loan and Security Agreement dated as of August 31, 1994 (the
"Eight Amendment"), that certain Ninth Amendment to Line of Credit Loan and Security Agreement dated as of August 31, 1995 (the "Ninth Amendment"), that certain Tenth Amendment to Line of Credit Loan and Security Agreement dated as of October 31, 1995 (the "Tenth Amendment"), that certain Eleventh Amendment of Line of Credit Loan and Security Agreement dated as of March 15, 1996 (the "Eleventh Amendment"), that certain Twelfth Amendment to Line of Credit Loan and Security Agreement dated as of August 31, 1996 (the "Twelfth Amendment") and that certain Thirteenth Amendment of Line of Credit Loan and Security Agreement dated as of November 30, 1996 (the "Thirteenth Amendment") (the Agreement as amended by the First Amendment, Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment, Sixth Amendment, Seventh Amendment, Eighth Amendment, Ninth Amendment, Tenth Amendment, Eleventh Amendment, Twelfth Amendment, the Thirteenth Amendment, as hereinafter may be further amended, is hereinafter referred to as the "Loan Agreement"), as evidenced by a certain Promissory Note in the principal amount of Five Million Five Hundred Thousand ($5,500,000.00) Dollars dated March 10, 1992 (the "Original Note") as modified by that certain First Modification of Promissory Note dated as of September 1, 1992 (the "First Modification"), that certain Second Modification of Promissory Note dated as of October 30, 1992 (the "Second Modification"), that certain Third Modification of Promissory Note dated as of November 30, 1992 (the "Third Modification"), as restated by that certain Restated Promissory Note in the principal amount of Eight Million ($8,000,000.00) Dollars dated March 11, 1993 (the "Restated Note"), as restated by that certain Second Restated Promissory Note in the principal amount of Six Million ($6,000,000.00) Dollars dated August 27, 1993 (the "Second Restated Note"), as modified by that certain First Modification of Second Restated Promissory Note dated as of October 29, 1993 (the "First Modification of Second Restated Note"), as modified by that certain Second Modification of Second Restated Promissory Note dated as of May 31, 1994
(the "Second Modification of Second Restated Note"), as modified by that certain Third Modification of Second Restated Promissory Note dated as of August 31, 1994 (the "Third Modification of Second Restated Note"), as modified by that certain Fourth Modification of Second Restated Promissory Note dated as of August 31, 1995 (the "Fourth Modification of Second Restated Note"), as modified by that certain Fifth Modification of Second Restated Promissory Note dated as of October 31, 1995 (the "Fifth Modification of Second Restated Note"), as restated by that certain Third Restated Promissory
Note in the principal amount of Four ($4,000,000.00) Million Dollars dated as of March 15, 1996 (the "Third Restated Note"), as modified by that certain First Modification of Third Restated Promissory Note dated as of August 31, 1996 (the "First Modification of Third Restated Promissory Note"), and as modified by that certain Second Modification of Third Restated Promissory Note as of November 30, 1996 (the "Second Modification of Third Restated Promissory Note") and as amended and restated by that certain Amended and Restated Promissory Note dated that date hereof in the principal amount of $3,300,000.00 (the "Restated Note") (the Original Note as modified by the First Modification, Second Modification, third Modification and as restated by the Restated Note, the Second Restated Note and as modified by the First Modification of Second Restated Note, Second Modification of Second Restated Note, Third Modification of the Second Restated Note, Fourth Modification of Second Restate Note, Fifth Modification of Second Restated Note and as restated by the Third Restated Note and as modified by the First Modification of Third Restated Note, as modified by the Second Modification of Third Restated Note and as amended and restated by the Restated Note, and as may be amended from time to time, is hereinafter referred to as the "Note");
	WHEREAS, pursuant to the terms and conditions of the Loan Agreement and the Note, the entire balance of all principal and interest under the Loan became due and payable on January 31, 1997;

	WHEREAS, the Borrower has requested that the Lender extend the term of the Loan to January 31, 1988; and

	WHEREAS, the Lender is willing to extend the term of the Loan subject to the terms and conditions set forth within this Amendment.

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

	2. The definition of the following terms shall replace the definition of those terms previously defined in Section 1.1 of the Loan
Agreement:

	"Available Amount Maximum" means, Three Million and 00/100 Dollars ($3,000,000.00) less the aggregate amount of issued and outstanding letters of credit in excess of $300,000.

	"Borrowing Base" means, at any date of determination thereof, an amount determined by the Lender with reference to the most recent Borrowing Base Certificate delivered to the Lender to be equal to the the sum of (a) 50% of Eligible Inventory, plus (b) the lesser of (i) 50% of the face amount of issued and outstanding letters of credit and (ii) the Letter of Credit Submit and (c) 100% of the Market Value of that portion of the Pledged Securities deems acceptable to the Lender in its absolute discretion.

	"Borrowing Base Certificate" means, the Borrowing Base Certificate substantially in the Form of Exhibit A1 to be delivered by the Borrower under the terms of this Loan Agreement.

	"Eligible Inventory" means, as of any date of determination thereof, all inventory of the Borrower as to which the Lender holds a first priority perfected security interest, provided that such Inventory: (a) is located in the United States; (b) does not include damaged or defective goods identified by the Borrower or as determined by the Lender in its sole and absolute discretion exercised in a commercially reasonable manner;
and (c) does not include consignment goods.

	"Letter of Credit Sublimit" means, Six Hundred Thousand ($600,000.00).

	"Loan" means, the line of credit established pursuant to Section II hereof in the principal amount not to exceed Three Million Three Hundred Thousand ($3,300,000.00).

	"Loan Documents" means, collectively this Agreement, as amended by the First Amendment to Line of Credit Loan and Security Agreement, the Second Amendment to Line of Credit Loan and Security Agreement, the Third Amendment to Line of Credit Loan and Security Agreement, the fourth Amendment to Line of Credit Loan and Security Agreement, the Fifth Amendment to Line of Credit Loan and Security Agreement, the Sixth Amendment to Line of Credit Loan and Security Agreement, the Seventh Amendment to Line of Credit Loan and Security Agreement, the Eighth Amendment to Line of Credit Loan and Security Agreement, the Ninth Amendment to Line of Credit Loan and Security Agreement, the Tenth Amendment to Line of Credit Loan and Security Agreement, the Eleventh Amendment to Line of Credit Loan and Security Agreement, the Twelfth
Amendment to Line of Credit Loan and Security Agreement, the Thirteenth Amendment to Line of Credit Loan and Security Agreement, the Note, the First Modification of Promissory Note, the Second Modification of Promissory Note, the Third Modification of Promissory Note, the Restated Promissory Note, the Second Restated Promissory Note, the First Modification of Second Restated Promissory Note, the Restated Note, the Pledge Agreement the Second Modification of Second Restated Promissory Note, the Third Modification of Second Restated Promissory Note, the Fourth Modification of Second
Restated Promissory Note, the Fifth Modification of Second Restated
Promissory Note, the Third Restated Promissory Note, the First Modification Third Restated Promissory Note, the Second Modification of Third Restated Promissory Note, the Pledge Agreement, and all other agreements, documents, instruments and certificates executed and delivered or to be executed and delivered to or for the benefit of the Lender in connection herewith or therewith.

	"Loan Maturity Date" shall mean January 31, 1998."

	"Market Value" shall mean the market value of the Pledged Securities as determined by the Lender.

	"Pledged Agreement" means, the Pledge and Security Agreement dated the date hereof from the Guarantor in favor of the Lender pursuant to which the Guarantor has pledged the Pledged Securities to secure the Obligations.

	"Pledged Securities" shall have the meaning ascribed to that term in the Pledge Agreement.

	3.      Section 2.1 of the Loan Agreement is amended to delete section
2.1 in its entirety and replace it with the following new Section 2.1:

		2.1     The Loan Advances: Conditions Precedent to Future
Advances.

		(a) From time to time, during the period from the date hereof until the Business Day prior to the Loan Maturity Date, in the manner hereinafter set forth, the Borrower may borrow from the Lender under the Loan upon the terms and conditions contained herein. The Lender will lend to the Borrower, through one or more Loan Advances, from the date hereof through and including the Loan Maturity Date an amount equal to Loan; provided, however the aggregate amount of all Loan Advances outstanding at any time shall never exceed the lesser of (x) the Available Amount Maximum or (y) the Borrowing Base (the "Available Amount"). The proceeds of the Loan Advances shall be used by the Borrower for general working capital purposes.

		(b) The obligation of the Lender to make any Loan Advance (other than a Loan Advance made in connection with a letter of credit issued by the Lender on behalf of the Borrower) shall be subject to satisfaction of each of the following on the date of such Loan Advance;

			(i) Receipt by the Lender of a written request for funds by the Borrower;

			(ii)    Duly executed Borrowing Base Certificate;

			(iii) All of the representations and warranties of the Borrower in the Loan Documents shall be true, correct and complete as though made on and as of the date of the Loan Advance;

			(iv) No event has occurred and is continuing, or would result from the Loan Advance being made, which constitutes or would constitute a Default or Event of Default;

			(v) No action shall be pending or threatened challenging the validity or enforceability of any of the Loan Documents;

			(vi) The Lender shall continue to have a valid and enforceable recorded and/or perfected first priority lien and security interest in the Collateral (other than Collateral subject to Permitted Liens) and no action or proceeding shall be pending or threatened challenging or contesting the same;

			(vii) The amount of such Loan Advance, when aggregated with all then outstanding principal amount under the Loan shall not exceed the Available Amount; and

			(viii) There is and has been no material adverse change in the financial condition, results of operation or otherwise of the Borrower which would in the judgment of the Lender, impair the Borrower's ability to repay all or any portion of the Note.

		(c) If required by the Lender, the Borrower shall have confirmed such matters by the delivery of one or more certificates, including without limitation, a Borrowing Base Certificate, dated the date of such Loan Advance in form and substance satisfactory to the Lender.

	4. Section 2.4 of the Loan Agreement is amended by deleting it in its entirety and replacing it with the following new Section 2.4:

			2.4 Interest Rate. The Note shall bear interest from the date hereof on the outstanding daily principal amount thereof, at a fluctuating rate per annum equal to the Base Rate plus three-quarters of one percent (.75%). Interest on the principal outstanding shall be payable on the first day of each month during the term of this Loan Agreement until the Loan Maturity Date when all outstanding principal, accrued and unpaid interest and other charges owing hereunder shall be due and payable. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The rate of interest on the Note shall be adjusted automatically as of the opening of business on each day on which any change in the Base Rate is established by the Bank at its principal office.

	5. Section 2.8 of the Loan Agreement is amended to the following additional paragraph:

		Notwithstanding anything thereto the contrary, the Lender shall not be obligated to issue letters of credit in the aggregate amount that exceeds the Letter of Credit Sublimit.

	6. Section 3.1(a) of the Loan Agreement is amended to add the following new Subsection between Subsection 3.1(a)(i) and (ii): "(ia) all Pledged Securities."

	7. All references in the Loan Agreement to the terms "Loan Maturity Date" or "Maturity Date" shall mean January 31, 1998.

	8. Section V of the Loan Agreement is amended to add a section 5.19, which shall read as follows:

		5.19 Borrowing Base Certificate and Compliance. On the tenth business day of each month and prior to each Loan Advance, the Borrower shall deliver to the Lender a duly executed Borrowing Base Certificate.

	9. All references to the term "Note" in the Loan Agreement (including Section 2.3) shall be deemed to refer to the Restated
Note and by this reference made a part hereof as fully as if set forth herein.

	10. The Borrower acknowledges and agrees that: (a) as of January 31, 1997, the principal amount outstanding under the Loan was $1,350,000.00 (exclusive of letters of credit); (b) the obligation of the Borrower to repay the Loan is absolute and unconditional and is not subject to any defense, counterclaim, set-off, right of recoupment, abatement or other claim or determination, and (c) the Note is and shall continue to be governed by and secured by the terms and provisions of the Loan Agreement, and as set forth in this Amendment.

	11. The failure of the Borrower to comply with any term or provision of this Amendment shall constitute an Event of Default under the Loan Agreement and Note.

	12. The Lender and the Borrower hereby agree and consent to the terms and provisions of this Amendment and the transactions contemplated hereby.

	13. The Borrower shall pay all of the Lender's costs and expenses incurred in connection with the preparation, execution and delivery of this Amendment, including, without limitation, reasonable legal fees and disbursements of Lender's counsel.

	14. Except as expressly otherwise provided herein, the terms of the Loan Agreement are hereby restated by the Borrower, shall remain in full force and effect and are incorporated herein by reference. In the event of a conflict between the terms of this Amendment and the Loan Agreement, the terms of this Amendment shall control.

	15. The Borrower acknowledges that the Lender has no obligation to make any further amendments to the Loan Agreement or any other Loan Document executed in connection therewith, including but not limited to this Amendment and the Note.

	16. This Amendment shall be construed in accordance with, and shall be governed by, the laws of the State of New Jersey. This Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

	IN WITNESS WHEREOF, the undersigned have caused this Fourteenth Amendment to Line of Credit Loan and Security Agreement to be executed by their corporate officers and sealed with their seal as of the date first set forth above.




                                 			SUMMIT BANK

                                 			By:
                                				Martin Feig,
                                				Vice President



ATTEST:                             DEERSKIN TRADING POST, INC.

                                 			By:
                                				Martin Fox, Chairman

	                    		       EXHIBIT (l)

			                           INITIO, INC.

                    			 1996 STOCK OPTION PLAN



	 1. Purpose of Plan. This 1996 Stock Option Plan (the "Plan") is designed to assist INITIO, INC. (the "Company") in retaining the services of key employees, non-employee directors and such consultants as may be designated and to provide them with an incentive and inducement to contribute fully to the further growth and development of the business of the Company and its subsidiaries.
	 2. Definitions. In addition to other definitions contained elsewhere in the Plan, as used in the Plan the following terms have the following meanings unless the context otherwise indicates or requires:
"Board" means the Board of Directors of the Company.

"Code" means the Internal Revenue Code of 1986, as the same may from time to time be amended.

"Committee" means the Committee referred to in Section 4 hereof.

"Common Stock" means the Common Stock of the Company, par value
$.01 per share.

"Designated beneficiary" means the person designated by an optionee to be entitled on his death to any remaining rights arising out of an option, such designation to be made in accordance with such regulations as the Committee or Board may establish.

"Disinterested Person" means "disinterested person" as defined in Rule 16b-3(c)(i), or any successor provision, promulgated under the Securities Exchange Act of 1934.

"Fair market value" means the mean between dealer closing "bid" and "ask" prices on the over-the-counter market on the last day on which the Company's shares of Common Stock were traded immediately preceding the date an option is granted pursuant to the Plan, as reported by the National Association of Security Dealers Automated Quotation System ("NASDAQ"), or NASDAQ's successor, or if not reported on NASDAQ, the fair market value of such Common Stock as determined by the Committee or the Board in good faith and based on all relevant factors.

"Stock Options" means any stock options granted to an optionee under the Plan.

"Stock Option Agreement" means a stock option agreement entered into pursuant to the Plan.

	 3. Stock Options; Stock Subject to Plan. The stock to be issued upon exercise of Stock Options granted under the Plan shall consist of authorized but unissued shares, or of treasury shares, of Common Stock, as determined from time to time by the Board. The maximum number of shares for which Stock Options may be granted under the Plan is 500,000 shares, subject to adjustment as provided in Section 7. If any Stock Option granted under the Plan shall expire or terminate for any reason whatsoever without having been exercised in full, the unpurchased shares shall become available for new options.
	 4.  Administration.
	  (a) The Plan shall be administered by a Stock Option Committee or, if such Committee not be appointed, by the Board. If the Board administers the Plan, all of the directors acting in this regard must be Disinterested Persons. For purposes of the Plan, the Board or its appointed Committee shall be referred to as the "Committee". The Committee, if any, shall be appointed by the Board and shall consist of not less than two members, each of whom is a Disinterested Person. The Board shall fill all vacancies on the Committee and may remove any member of the Committee at any time with or without cause, provided that the Board replaces such member with a Disinterested Person. The Committee shall select its own chairman and shall adopt, alter or repeal such rules and procedures as it may deem proper and shall hold its meetings at such times and places as it may determine. The Committee shall keep minutes of its meetings and of actions taken by it without a meeting. A majority of the Committee present at any meeting at which a quorum is present, or acts approved in writing by all members of the Committee without a meeting, shall be the acts of the Committee.
	  (b) Unless otherwise determined by the Board, the Committee shall have full and final authority in its discretion, but subject to the express provisions of the Plan, to
(i) prescribe, amend and rescind rules and regulations relating to the Plan; (ii) interpret the Plan and the respective Stock Options; and (iii) make all other determinations necessary or advisable for administering the Plan. All determinations and interpretations by the Committee or the Board shall be binding and conclusive upon all parties. No member of the Committee or the Board shall be liable for any action or determination made in good faith in respect of the Plan or any Stock Option granted under it.
	  (c) The provisions of this Section 4 shall survive any termination of the Plan.
	 5.  Terms and Exercise of Stock Option.
	  (a) Each Stock Option shall terminate no later than ten years after the date on which it shall have been granted.
The date of termination pursuant to this paragraph is referred to hereinafter as the "termination date of the option".
	  (b) Unless otherwise determined by the Committee, Stock Options shall be exercisable with respect to 20% of the shares subject to the Stock Option on the date of grant and an additional 20% on each of the succeeding four anniversaries of the date of grant. Any shares which may be purchased on any such date or other period which are not purchased on such date or other period may be purchased at any time or from time to time during any subsequent time period during the term of the Stock Option.
	  (c) A Stock Option shall be exercised by written notice to the Secretary or Treasurer of the Company at its then principal office. The notice shall specify the number of shares as to which the Stock Option is being exercised and shall be accompanied by payment in full of the purchase price for such shares; provided, however, that an optionee at his or her discretion may, in lieu of cash payment, (i) deliver Common Stock already owed by him or her, valued at fair market value on the date of delivery, as payment for the exercise of any Stock Option or (ii) request that the Company withhold, from the number of shares of Common Stock that may otherwise be obtained upon the exercise of the Stock Option, that number of shares having an aggregate fair market value equal to the Stock Option exercise price. In the event a Stock Option is being exercised, in whole or in part, pursuant to Section 6(c) hereof by any person other than the optionee, a notice of election shall be accompanied by proof satisfactory to the Company of the rights of such person to exercise said Stock Option. An optionee shall not, by virtue of the granting of a Stock Option, be entitled to any rights of a shareholder in the Company and such optionee shall not be considered a record holder of shares purchased by him or her until the date on which he or she shall actually be recorded as the holder of such shares upon the stock records of the Company. The Company shall not be required to issue any fractional shares upon exercise of any Stock Option and shall not be required to pay to the person exercising the Stock Option the cash equivalent of any fractional share interest unless so determined by the Committee.
	  (d) In the event an optionee elects to deliver Common Stock already owned by such optionee or to request that Common Stock be withheld in accordance with subsection (c) above, upon exercise of a Stock Option granted hereunder, the Company shall be entitled to require as a condition thereto that the optionee remit an amount which the Company deems sufficient to satisfy all Federal, State and other governmental withholding tax requirements related thereto. The Company shall have the right, in lieu of or in addition to the foregoing to withhold such sums from compensation otherwise due to the optionee.
	 6.  Other Stock Option Conditions.
	  (a) No Stock Option shall be transferred by the optionee otherwise than by will or by the laws of descent and distribution. During the lifetime of the optionee the Stock Option shall be exercisable only by such optionee or by his or her legal representative.
	  (b) In the event of the termination of an optionee's employment by the Company at any time for any reason (excluding disability or death), his or her option and all rights thereunder shall be exercisable by the optionee at any time within thirty
(30) days thereafter but in no event later than the termination date of his or her Stock Option. Notwithstanding the foregoing, in the event an Optionee is permanently and totally disabled (within the meaning of Section 105(d)(4), or any successor section, of the Code), his or her Stock Option and all rights thereunder shall be exercisable by the optionee (or his or her legal representative) at any time within six (6) months of termination of employment, but in no event later than the termination date of his Stock Option.
	  (c) If an Optionee shall die while in the employ of the Company, his or her Stock Option may be exercised by his or her designated beneficiary or beneficiaries (or if none have been effectively designated, by his or her executor, administrator or the person to whom his or her rights under his or her Stock Option shall pass by will or by the laws of descent and distribution) at any time within six (6) months after the date of death, but not later than the termination date of his or her Stock Option.
	  (d) Each Stock Option granted pursuant to the Plan shall be evidenced by a written Stock Option Agreement, duly executed by the Company and the optionee, in such form and containing such provisions as the Committee may from time to time authorize or approve.
	 7. Adjustments. The Stock Option Agreements shall contain such provisions as the Committee shall determine to be appropriate for the adjustment of the kind and number of shares subject to each outstanding Stock Option, or the Stock Option prices, or both, in the event of any changes in the outstanding Common Stock of the Company by reason of stock dividends, stock splits, recapitalizations, reorganizations, mergers, consolidations, combinations or exchanges of shares, and the like. In the event of any such change or changes in the outstanding Common Stock, and as often as the same shall occur, the kind and aggregate number of shares available under the Plan may be appropriately adjusted by the Committee, whose determination shall be binding and conclusive.
	 8.  Amendment and Termination.
	  (a) Unless the Plan shall have been otherwise terminated as provided herein, it shall terminate on, and no option shall be granted thereunder, after December 31, 2006. The Board may at any time prior to that date alter, suspend or terminate the Plan as it may deem advisable. Except as otherwise hereinafter provided, no alteration, suspension or termination of the Plan may, without the consent of the optionee to whom any Stock Option shall have theretofore been granted (or the person or persons entitled to exercise such Stock Option under
Section 6(c) of the Plan), terminate such optionee's Stock Option or adversely affect such optionee's rights thereunder.
	  (b) Anything herein to the contrary notwithstanding, in the event that the Board shall at any time declare it advisable to do so in connection with any proposed sale or conveyance of all or substantially all of the property and assets of the Company or of any proposed consolidation or merger of the Company (unless the Company shall be the surviving corporation in such merger), the Company may give written notice to the holder of any Stock Option that his or her Stock Option may be exercised only within thirty (30) days after the date of such notice but not thereafter, and all rights under said Stock Option which shall not have been so exercised shall terminate at the expiration of such thirty (30) days, provided that the proposed sale, conveyance, consolidation or merger to which such notice shall relate shall be consummated within six (6) months after the date of such notice. If such proposed sale, conveyance, consolidation or merger shall not be consummated within said time period, no unexercised rights under any Stock Option shall be affected by such notice except that such Stock Option may not be exercised between the date of expiration of such thirty (30) days and the date of the expiration of such six (6) months.
	 9. Indemnification. Any member of the Committee or the Board who is made, or threatened to be made, a party to any action or proceeding, whether civil or criminal, by reason of the fact that such person is or was a member of the Committee or the Board insofar as it relates to the Plan shall be indemnified by the Company, and the Company may advance such person's related expenses, to the full extent permitted by law and/or the Certificate of Incorporation of the Company.
	10. Effective Date of the Plan. The Plan shall become effective on the date of adoption by the Board.
	11. Expenses. Except as otherwise provided herein for the payment of Federal, State and other governmental taxes, the Company shall pay all fees and expenses incurred in connection with the Plan.
	12.  Government Regulations, Registrations and Listing of
Stock.

	  (a) The Plan, and the grant and exercise of Stock Options thereunder, and the Company's obligation to sell and deliver stock under such Stock Options, shall be subject to all applicable Federal and State laws, rules and regulations and to such approvals by any regulatory or governmental agency as may be required.
	  (b) The Company may in its discretion require, whether or not a registration statement under the Securities Act of 1933 and the applicable rules and regulations thereunder (collectively the "Act") is then in effect with respect to shares issued upon exercise of any Stock Option, or the offer and sale of such shares is exempt from the registration provisions of such Act, that as a condition precedent to the exercise of any Stock Option, the person exercising the Stock Option give to the Company a written representation and undertaking, satisfactory in form and substance to the Company, that such person is acquiring the shares for his or her own account for investment and not with a view to the distribution or resale thereof and otherwise establish to the Company's satisfaction that the offer or sale of the shares issuable upon exercise of the Stock Option will not constitute or result in any breach or violation of the Act or any similar act or statute or any rules or regulations thereunder.
In the event that a Registration Statement under the Act is not then in effect with respect to the Common Shares issued upon the exercise of such Stock Option, the Company may place upon any stock certificate an appropriate legend referring to the restrictions on disposition under the Act.
	  (c) In the event the class of shares issuable upon the exercise of any Stock Option is listed on any national securities exchange or NASDAQ, the Company shall not be required to issue or deliver any certificate for shares upon the exercise of any Stock Option prior to the listing of the shares so issuable on such national securities exchange or NASDAQ and prior to the registration of the same under the Securities Exchange Act of 1934 or any similar act or statute.