Form 10KSB/A
period 1997-04-30
INITIO INC
filed 1997-09-10
CIK 50505

U.S. SECURITIES AND EXCHANGE COMMISSION
                      			  Washington, D.C. 20549
                      			       FORM 10-KSB/A

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       	SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
       	For the fiscal year ended April 30, 1997
       	OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       	SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
       	For the transition period from ____________ to _____________

            		       Commission File No. 0-9848

                    			      Initio, Inc.
      	     (Name of small business issuer in its charter)

       	    Nevada                           22-1906744
- -------------------------------           --------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification No.)

 2500 Arrowhead Drive, Carson City, Nevada           89706
- ------------------------------------------        ----------
(Address of principal executive offices)          (Zip Code)

     Issuer's telephone number, including area code: (702) 883-2711
     ----------------------------------------------------------------
     Securities registered pursuant to Section 12(b) of the Act: None
     ----------------------------------------------------------------
     Securities registered pursuant to Section 12(g) of the Act:
     -----------------------------------------------------------
                   			Common Shares, $.01 par value
			                          (Title of Class)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Shares, $.01 Par Value                    4,689,664
- -----------------------------   --------------------------------------------
    (Title of Class)            (No. of Shares Outstanding at July 23, 1997)

               DOCUMENTS INCORPORATED BY REFERENCE:  None
               ------------------------------------------
        Transitional Small Business Disclosure Form (check one):
			                    Yes___             No   X





The following paragraph in Item 10 has been amended:

As of April 30, 1997, options to purchase 505,332 shares of the Company's Common Stock at exercise prices ranging from $1.00 to $2.375 per share have been granted under the Plans to 28 employees and directors. None of such employees are executive officers of the Company, except for Messrs. Fox and DeStefano, who have options granted in April 1996 to purchase 125,000 shares each (all of which are currently exercisable) at $2.00 per share and for Ms. Remes, who has options to purchase 25,000 shares (all of which are currently exercisable) at $1.00 per share, 10,000 shares (8,000 of which are currently exercisable) at $1.875 per share and 9,500 shares (1,900 of which are currently exercisable) at $1.75 per share, which were granted in February 1992, October 1993 and November 1996, respectively.




                       			       SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 9, 1997             INITIO, INC.



                            				By:   Martin Fox, President


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  September 9, 1997

                           				       Martin Fox,
				                                  President and Director


Date:  September 9, 1997


                           				       Daniel DeStefano,
                           				       Chairman of the Board
                                  					and Director


Date:  September 9, 1997


                           				       Audrey C. Remes,
                           				       Treasurer, Chief
                                  					Financial Officer and
                                  					Chief Accounting Officer


Date:  September 9, 1997


                           				       Albert P. Brodell, Jr.,
                           				       Secretary and Director


Date:  September 9, 1997

                           				       Phillip Langsdorf,
                           				       Director