Form 10QSB
period 1997-07-31
INITIO INC
filed 1997-09-15
CIK 50505

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                              ____________
                                10 - QSB
                              ------------
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended  July 31, 1997

                               OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to

                   Commission file number 0-9848


                          INITIO, INC.
   ---------------------------------------------------------
   (Exact name of  small business issuer as specified in its
                            charter)


     Nevada                                 22-1906744
-------------------------------          ---------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)            Identification No.)

2500 Arrowhead Drive, Carson City, Nevada         89706
-----------------------------------------       ---------
(Address of principal executive offices)       (Zip Code)


  Issuer's telephone number, including area code:  (702) 883-2711

                               None
---------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES      X           NO


State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the latest practicable date:

          Class                    Outstanding September 8,1997
--------------------------         -----------------------------
Common stock, $.01 par value                    4,749,664


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One): YES   NO  X

                             INDEX


PART I - FINANCIAL INFORMATION



                                                                   PAGE


Consolidated Statements of Operations -
      Three Months ended July 31, 1997 and 1996                       3

Consolidated Balance Sheets-
     As of July 31, and April 30, 1997                                4

Consolidated Statement of Stockholders' Equity-
     Three Months ended July 31, 1997                                 5

Consolidated Statements of Cash Flows-
     Three Months ended July 31, 1997 and 1996                        6

Notes to Consolidated Financial Statements                            7 - 12

Management's Discussion and Analysis                                 13 - 14

Signatures                                                           15

                         INITIO, INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)





                                         THREE MONTHS ENDED
                                   July 31, 1997   July 31, 1996
                                   -------------   -------------

NET SALES                          $1,110,354        $1,158,915

COSTS AND EXPENSES
     Cost of Merchandise Sold        $286,074          $398,467
     Advertising                     $410,620          $361,703
                                     --------          --------
          GROSS MARGIN               $413,660          $398,745
     General & Administrative
        (including Fulfillment)      $529,810          $552,547
                                     --------          --------
OPERATING LOSS                      ($116,150)        ($153,802)

OTHER (EXPENSE)
     Interest (Expense) net of
      Interest Income of $15,813
      and $15,349 for the three
      months ended July 31, 1997
      and 1996, respectively         ($57,552)         ($71,236)
     Gain on Marketable Securities    $55,056           $15,213
                                     --------          --------
          Total Other (Expense)       ($2,496)         ($56,023)
                                     --------          --------

NET LOSS                            ($118,646)        ($209,825)
                                    =========         =========


Earnings (Loss) per Share (Note 1(j)):


Net Loss Per Common Share              ($0.03)           ($0.04)
                                    =========         =========
Weighted Average Shares             4,699,363         4,679,664
                                    =========         =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                          INITIO, INC.
                   CONSOLIDATED BALANCE SHEETS


                                 July 31, 1997     April 30, 1997
                                 -------------     --------------
ASSETS                            (Unaudited)         (Audited)
CURRENT ASSETS:
     Cash                          $138,742          $300,360
     Marketable Securities         $749,480          $636,072
     Inventory                   $4,053,138        $3,247,406
     Prepaid Advertising           $304,423          $360,597
     Assets Held for Sale (Note 3) $324,953          $324,953
     Prepaid and Other
      Current Assets               $644,732          $680,948
                                 ----------          --------
          Total Current Assets   $6,215,468        $5,550,336

FIXED ASSETS, at Cost (Note 3)   $2,954,798        $2,947,327
 Less: Accumulated Depreciation
       and Amortization          $1,162,404        $1,116,178
                                 ----------        ----------
                                 $1,792,394        $1,831,149
TRADE NAMES, CUSTOMER LISTS,
 AND RELATED INTANGIBLE ASSETS   $1,462,872        $1,462,872
  Less: Accumulated Amortization   $164,573          $155,430
                                 ----------        ----------
                                 $1,298,299        $1,307,442

OTHER ASSETS                        $12,174           $12,174
                                 ----------        ----------
TOTAL ASSETS                     $9,318,335        $8,701,101
                                 ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Borrowings under Line of
      Credit (Note 7)            $2,550,000        $1,850,000
     Accounts Payable              $508,245          $458,515
     Accrued Expenses & Other
      Current Liabilities          $161,220          $154,794
     Customers' Unshipped Orders    $11,115           $38,152
                                 ----------        ----------
      Total Current Liabilities  $3,230,580        $2,501,461
     Mortgage Payable (Note 8)     $904,271          $914,092
                                 ----------        ----------
TOTAL LIABILITIES                $4,134,851        $3,415,553
Commitments (Note 6)

STOCKHOLDERS' EQUITY:
Common Stock, $0.01 par value,
     Authorized, 10,000,000
     shares; Issued 5,141,535
     and 5,081,535 shares at
     July 31, and April
     30, 1997 respectively          $51,415           $50,815
Additional Paid-In Capital       $8,687,583        $8,682,183
Accumulated Deficit             ($3,239,594)      ($3,120,948)
Treasury Stock, at Cost,
 391,871 shares at July 31
 and April 30, 1997               ($476,781)        ($476,781)
Unrealized Gain on Marketable
 Securities                        $160,861          $150,279
                                 ----------        ----------
TOTAL STOCKHOLDERS' EQUITY       $5,183,484        $5,285,548

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $9,318,335        $8,701,101
                                 ==========        ==========


The accompanying notes to the consolidated financial statements are an integral part of these statements.


                        INITIO, INC.
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY
                                                                      UNREALIZED
                         COMMON STOCK       ADDITIONAL                TREASURY     (LOSS) ON
                      Shares       Par      PAID-IN     ACCUMULATED   SHARES       MARKETABLE
                      Issued       Value    CAPITAL     (DEFICIT)     (at Cost)    SECURITIES   TOTAL
                      --------------------  ----------  -----------   -----------  ----------   -----
BALANCE, April 30,
 1996 (Audited)       5,071,535    $50,715  $8,670,283  ($2,996,761)   ($476,781)   $5,714     $5,253,170

Net (Loss) for the
 Three Months Ended
 July 31, 1996                                            ($209,825)                            ($209,825)

Unrealized Gain on
 Marketable Securities                                                              $5,038         $5,038
                      ---------    -------  ----------  -----------    ----------   ------     ----------
BALANCE, July 31,
 1996 (Unaudited)     5,071,535    $50,715  $8,670,283  ($3,206,586)   ($476,781)  $10,752     $5,048,383

Issuance of Common
 Stock                   10,000       $100     $11,900                                            $12,000

Net Income for the
 Nine Months Ended
 April 30, 1997                                             $85,638                               $85,638

Unrealized Gain on
Marketable Securities                                                             $139,527       $139,527
                       ---------    -------  ---------  -----------    ---------- --------     ----------
BALANCE, April  30,
1997 (Audited)         5,081,535    $50,815 $8,682,183  ($3,120,948)   ($476,781) $150,279     $5,285,548

Issuance of Common
 Stock                    60,000       $600     $5,400                                             $6,000

Net (Loss) for the
 Three Months Ended                                                    ($118,646)               ($118,646)
 July 31, 1997

Unrealized Gain on
 Marketable Securities                                                             $10,582        $10,582
                        --------    ------- ----------  -----------    ----------  -------     ----------
BALANCE, July 31,
 1997 (Unaudited)      5,141,535    $51,415 $8,687,583  ($3,239,594)   ($476,781) $160,861     $5,183,484
                       =========    ======= ==========  ===========    =========  ========     ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                     INITIO,INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)



                                                    THREE MONTHS ENDED
                                          July 31, 1997         July 31, 1996
                                          -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                               ($118,646)             ($209,825)
Adjustments to Reconcile Net Loss to
  Net Cash
Used In Operating Activities:
     Depreciation and Amortization            $55,369                $56,496
     Gain on Marketable Securities           ($55,055)              ($15,213)
     Decrease (Increase) in:
          Inventory                         ($805,732)             ($814,290)
          Prepaid Advertising                 $56,174              ($117,657)
          Prepaid and Other Assets            $36,217               ($87,252)
          (Decrease) Increase in:
          Accounts Payable, Accrued
           Expenses and Other Current
           Liabilities                        $56,155               $277,572
          Customers' Unshipped Orders        ($27,037)              ($51,694)
                                           ----------              ---------
Net Cash (Used In) Operating Activities     ($802,555)             ($961,863)


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                          ($7,471)              ($11,225)
Purchase of Marketable Securities           ($132,206)             ($481,105)
Proceeds Received from Sale of Marketable
 Securities                                   $84,435                $25,000
                                           ----------              ---------
Net Cash (Used In) Investing Activities      ($55,242)             ($467,330)
                                           ----------              ---------
CASH FLOWS  FROM FINANCING ACTIVITIES:
Net Borrowings under Line of Credit          $700,000             $1,075,000
Mortgage                                      ($9,821)               ($8,701)
Issuance of Common Stock                       $6,000                     $0
                                           ----------             ----------
Net Cash Provided By Financing Activities    $696,179             $1,066,299
                                           ----------             ----------
NET INCREASE (DECREASE) IN CASH             ($161,618)             ($362,894)
CASH, AT BEGINNING OF PERIOD                 $300,360               $461,917
                                           ----------             ----------
CASH, AT END OF PERIOD                       $138,742                $99,023
                                           ==========             ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for interest     $73,365                $86,585
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

(e)  PREPAID ADVERTISING
Costs of producing and mailing catalogs are deferred and amortized over the estimated productive life of each mailing
based on projected sales.   As prescribed under SOP 93-7, the
Company only capitalizes as assets those costs which are incremental direct costs with independent third parties and payroll and payroll-related costs of employees who are directly associated with, and devote time to, the advertising. In addition, individual advertising efforts are established as stand alone cost pools which are amortized on a cost pool basis over the estimated period of benefit determined based upon estimated future revenues. As required, the Company assesses the realizability of the assets created based on the likelihood of achieving the estimated revenues on a quarterly basis. As of July 31, 1997 no writedowns were required to report the capitalized advertising expenses at net realizable value.
Prepaid advertising includes costs incurred for catalogs to be mailed in the future.
Catalog and space advertising costs associated with test programs are expensed as incurred.

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

In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity.

(k)  EARNINGS (LOSS) PER COMMON SHARE
Earnings (Loss) per common share for the periods presented are based on the weighted average number of common shares outstanding during the period together with outstanding options and warrants to the extent such are dilutive, assuming that the exercisable options and warrants discussed in Note 5 had been exercised at July 31, 1997.

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

Unrealized gains on marketable securities amounted to $160,861 and $150,279 at July 31, and April 30, 1997 respectively.

NOTE 3-FIXED ASSETS
                                             July 31, 1997  July 31, 1997
                                             -------------  -------------
Building & Other Leasehold Improvements         $2,235,190   $2,235,190
Equipment                                         $719,608     $712,137
                                                ----------   ----------
                                                $2,954,798   $2,947,327

Less:  Accumulated Depreciation and
        Amortization                            $1,162,404   $1,116,178
                                                ----------   ----------
                                                $1,792,394   $1,831,149
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

At July 31, 1997, the Company has available for federal income tax purposes, net operating loss carryforwards (NOL) and other net future tax deductions totaling approximately $3,400,000; approximately $63,000 of the NOL expires in 2004, the balance thereafter.

The future tax benefit of such NOL is recorded as an asset to the extent that management assesses the realization of such future
tax benefits to be "more likely than not."    At July 31, 1997,
the deferred tax asset created as a result of net operating loss carryforwards has been fully reserved against.

NOTE 5 - STOCKHOLDERS' EQUITY
Stock Option Plan -
The Company has two Stock Option Plans, the 1991 Stock Option Plan (the "1991 Plan") and the 1996 Stock Option Plan (the "1996 Plan"). The Company accounts for awards granted to employees, directors and key employees under APB Opinion No. 25, under which compensation cost has been recognized for stock options granted at an exercise price less than the market value of the options on the grant date. Had compensation cost for all stock option grants in fiscal years 1998 and 1997 been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                Three Months        Three Months
                                   Ended               Ended
                                July 31, 1997       July 31, 1996
                                -------------       ------------
  Net loss:      As Reported    ($118,646)          ($209,825)
                 Pro Forma      ($122,521)          ($215,967)

  Primary EPS:   As Reported        ($.03)             ($0.04)
                 Pro Forma          ($.03)             ($0.05)

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

The 1991 Plan was approved and adopted in December 1991. Pursuant to the 1991 Plan, a total of 350,000 shares of Common Stock were made available for the grant of stock options. Under the Company's 1991 Plan, options have been granted to key employees and directors for terms of up to ten years at an exercise price not less than the fair value of the shares at the dates of grant and are exercisable in whole or in part at stated times from the date of grant. No further grants will be issued under the 1991 Plan. At July 31, 1997, 144,400 options were exercisable with respect to the 1991 Plan.

The 1996 Plan was approved and adopted in October 1996 and subsequently approved by the stockholders. The Company's 1996
Plan authorizes the granting of stock options, the exercise of which would allow up to an aggregate of 500,000 shares of the Company's common stock to be acquired by the holders of said options. The awards can take the form of Incentive Stock Options
("ISOs") or Non-qualified Stock Options (NQSOs"). Stock Options may be granted to key employees, directors and consultants. ISOs and NQSOs are granted in terms not to exceed ten years. ISOs granted under this Plan generally vest 20% immediately upon grant, with an additional 20% vesting on each subsequent anniversary of the grant date. Vesting requirements other than the aforementioned are set forth by the Board of Directors when the award is granted. Options may be exercised in whole or in part. The exercise price of the ISOs is the market price of the Company's common stock on the date of grant. The exercise price of NQSOs shall be determined by the board of directors when granted. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must have an option price of at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the Company's 1996 Plan, options have been granted to key employees and directors for terms of up to ten years, at exercise prices ranging from $1.75 to $2.00 and are exercisable in whole or in part at stated times from the date of grant up to four years from the date of grant. At July 31, 1997, 269,414 options were exercisable under the Company's 1996 Plan.

The following table reflects activity under the plan for the three months ended July 31, 1997 and 1996:



                                Three Months Ended     Three Months Ended
                                   July 31, 1997          July 31, 1996
                               ------------------      ------------------
                                         Weighted              Weighted
                                         Average               Average
                                         Exercise              Exercise
                                  Shares Price         Shares  Price
                                  ------ --------      ------  --------
Outstanding at beginning of year 505,332  $1.732       408,900   $1.735
   Granted                             -                     -
   Exercised                           -                     -
   Forfeited                      (2,688) $1.75              -
   Cancelled                      (  672) $1.75              -
                                 -------               -------
Outstanding at end of quarter    501,972  $1.735       408,900   $1.735
                                 =======               =======
Exercisable at end of quarter    413,814  $1.425       382,300   $1.732
                                 =======               =======

The following table summarizes information about stock options outstanding at July 31, 1997:

                         Options Outstanding        Options Exercisable
                         -------------------        -------------------
                       Number      Weighted    Weighted  Number      Weighted
                       Outstanding Average     Average   Exercisable Average
Range of Exercise      at          Remaining   Exercise  at          Exercise
 Prices                7/31/97     Contractual Price     7/31/97     Price
                                   Life
-----------------      ----------- ----------- --------  ----------- --------
$1.00 to $1.50        102,400      0.59        $1.00      102,400    $1.00
$1.51 to $2.38        399,572      7.99        $1.92      311,414    $1.53
$1.00 to $2.27        501,972      6.48        $1.74      413,814    $1.43


NOTE 6-COMMITMENTS
(a)  LEASES
The Company rents premises for warehousing and administrative purposes. Future minimum rental payments under noncancelable operating leases, including ground leases, expiring at various dates through 2037, as of July 31,1997 are as follows:

Year Ending April 30, 1998                    $  92,956
                      1999                    $  70,270
                      2000                    $  13,650
                      2001                    $   1,050
                      2002                    $   1,050
                      Thereafter              $  43,750
                                              ---------
                                              $ 222,726



Rent expense for the three months ended July 31, 1997 and the fiscal year ended April 30, 1997 was $30,570 and $128,933 respectively.

(b)  LETTERS OF CREDIT
Outstanding letters of credit, issued primarily for imported merchandise, approximated $104,000 and $430,000 at July 31, and April 30, 1997, respectively.

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

Direct borrowings under this line of credit amounted to $2,550,000 and $1,850,000 at July 31, and April 30,1997,
respectively.  The Company's interest rate was 9.25% on both July
31 and April 30, 1997.

NOTE 8 - MORTGAGE
On March 20, 1995 Deerskin Trading Post, Inc. signed an agreement with Sierra Bank of Nevada for a $1,000,000 construction loan to finance the approximately 34,800 sq. ft. expansion of its Carson City warehouse which was put into service in October 1995. This loan is secured by the Carson City real property and bears interest at 9 1/4% per annum with interest paid monthly through October 1995 at which time it converted to a five year adjustable rate (with the first rate adjustment possible in October 2000) fifteen year mortgage with monthly principal and interest payments due to fully amortize the loan by August 31, 2010. Borrowings amounted to $1,000,000; the current portion, $37,715 of the mortgage is included in "Accrued Expenses and Other Liabilities."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
 OF OPERATIONS

Financial Condition

The most significant changes in the Company's balance sheet from April 30, 1997, the end of the preceding fiscal year, to July 31, 1997 are as follows:

          -    Cash decreased $161,618 to $138,742 at July
          31,1997 from $300,360 at April 30, 1997, primarily
          attributable to the increase in inventory.

          - Marketable Securities are considered available for sale and are carried at fair market value. An unrealized gain of $160,861 at July 31, 1997 is excluded from earnings and reported as a separate component of stockholders' equity until realized in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

          As of July 31, 1997 Marketable Securities increased to $749,480 from $636,072 at April 30, 1997, an increase of $113,408.  Changes in Marketable
          Securities occur as part of the Company's ongoing investment strategy.

          - Inventory increased $805,732 to $4,053,138 from $3,247,406. The increase in inventory is a seasonal requirement to support the Company's planned mailorder sales for the current fiscal year. The Company continues to closely monitor its inventories and believes its inventory position is substantially on plan relative to the anticipated sales and marketing projections.

          - Prepaid Advertising decreased $56,174 to $304,423 at July 31, 1997 from $360,597 at April 30, 1997. This decrease is primarily attributable to the normal mailing schedule and amortization of costs associated with the production and mailing of catalogs through the fiscal year.

         - Prepaid and Other Current Assets decreased $36,216 to $644,732 at July 31, 1997 from $680,948 at April 30,
          1997 primarily from the increase in capitalized costs involved in the purchasing of the inventory for sale. These costs, calculated as a percentage of inventory, which increased during this period, are reviewed periodically and adjusted when necessary.

         - As of July 31, 1997 the Company has available for federal income tax purposes net operating loss (hereinafter "NOL") carryforwards and other net future tax deductions totalling approximately $3,400,000; approximately $63,000 of the NOL expires in 2004, the balance thereafter. The future tax benefit of such NOL should be recorded as an asset to the extent that management assesses the realization of such future tax benefits to be "more likely than not ".

          -    Borrowings under the Line of Credit increased
          $700,000 to $2,550,000 at July 31, 1997 from $1,850,000
          at April 30, 1997 to provide cash primarily for the increase in inventory .

          The Company's line of credit with Summit Bank for $3,300,000 including amounts subject to letters of credit issued by the Bank on the Company's behalf , bears interest at the Bank's based rate plus 3/4% with interest payable monthly. Maturity is January 31, 1998. Such agreement contains various formula provisions which the Company is presently in compliance with. In the event that the Company should fail to reach an agreement with the Bank to extend the Company's line of credit beyond January 31, 1998, the Company would be required to seek alternative sources of financing. There can be no assurance that the Company would be able to find such alternative sources of financing or that if it should do so it would not be on terms less favorable to the Company than those presently existing. The Company's ability to pursue its normal business activities are dependent upon obtaining such extension of its existing line of credit or alternative financing. Such alternative sources of financing might include debt and/or equity or quasi-equity financing.

                         Page 13 of 15

          - Accounts Payable and Accrued Expenses & Other Current Liabilities increased a total of $56,156 from $613,309 at April 30, 1997 to $669,465 at July 31,1997.
          This increase is primarily attributable to the increase in inventory .

          -    Customer's Unshipped Orders decreased $27,037 to
          $11,115  at July 31, 1997 from $38,152 at April 30,
          1997. The decrease is a result of the normal seasonal decrease in customer orders during this period.

RESULTS OF OPERATIONS

Three months Ended July 31, 1997 vs. Three months Ended July 31, 1996.

Because of the seasonal nature of the Company's business, the results of the interim period are not indicative of results for the entire year.

          - Net Sales for the three months ended July 31,1997 decreased to $1,110,354 from $1,158,915 for the three months ended July 31, 1996, a decrease of $48,561 4.2%. The principal reason is the decrease in media sales as a result of a decrease in space advertising.

          - Cost of merchandise decreased as a percentage of Net Sales to 25.8% for the three months ended July 31, 1997, from 34.4% for the three months ended July 31, 1996. The actual cost of merchandise for the three months ended July 31, 1997 was $286,074 compared to $398,467 for the comparable period ended July 31, 1996. This change is primarily due to a decrease in media sales which generally has a lower cost of merchandise.

          - Advertising cost was $410,620 for the three months ended July 31, 1997, compared to $361,703 for the three months ended July 31, 1996. For the three months ended July 31, 1997, advertising cost increased to 37.0% of Net Sales from 31.2% for the three months ended July 31, 1996. The increase in advertising cost is primarily due to a change in postal regulations necessitating the change of the format of the Joan Cook catalog from a 'slim jim' format to a magazine format which is inherently less cost effective.

          - For the three months ended July 31, 1997, General & Administrative expenses including fulfillment expenses, which include the costs of telephone, order entry, credit card fees, data processing, packaging materials, labeling, refurbishing of merchandise, packing supplies, and postage decreased to $529,810 , compared to $552,547 for the three months ended July 31, 1996, remaining constant at 47.7% of net sales.

          -    As a result of all the foregoing, the Operating
          Loss for the three months ended July 31, 1997 decreased to $116,150 from $153,802 for the comparable period in the prior year, a decrease of $37,652.

          - Gain on Marketable Securities was $55,056 for the three months ended July 31, 1997 compared to $15,213 for the three months ended July 31, 1996. This gain resulted from the realization of profits on closed security positions.

          - As a result of the foregoing, as well as an decrease of $13,684 in Net Interest Expense, the Net
          Loss decreased to $118,646  for the three months ended
          July 31, 1997, from $209,825 for the three months ended
          July 31, 1996.

                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              INITIO, INC.


Date:                         /s/ Martin Fox
                              ------------------------------------------
                              Martin Fox
                              President and Office of the Chief Executive

Date:                         /s/ Daniel DeStefano
                              -----------------------------------
                              Daniel DeStefano
                              Chairman of the Board and Office of
                              the Chief Executive

Date:                         /s/ Audrey C. Remes
                              -------------------------------------
                              Audrey C. Remes
                              Treasurer and Chief Financial Officer