Form 10QSB
period 1997-10-31
INITIO INC
filed 1997-12-18
CIK 50505

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   ____________
                                     10 - QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the Quarterly Period Ended  October 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES E
    EXCHANGE ACT OF 1934
    For the transition period from               to

                      Commission file number 0-9848
                                             ------

                                INITIO, INC.
    -----------------------------------------------------------------
    (Exact name of  small business issuer as specified in its charter)


      Nevada                                          22-1906744
    -------------------------------              --------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

          2500 Arrowhead Drive, Carson City, Nevada   89706
          ---------------------------------------------------
          (Address of principal executive offices) (Zip Code)


  Issuer's telephone number, including area code:  (702) 883-2711

                                 None
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for suchshorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                YES X  NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the latest practicable date:

          Class                    Outstanding  December 10,1997
-----------------------------      -----------------------------
Common stock, $.01 par value               4,801,964


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One): YES ____ NO   X





                               INDEX





                                                            PAGE


Consolidated Statements of Operations -
     Six Months and Three Months ended October 31,1997 and
     1996                                                      3

Consolidated Balance Sheets-
     As of October 31, 1997 and April 30, 1997                 4

Consolidated Statement of Stockholders' Equity-
     Six Months ended October 31, 1997 and Year Ended
     April 30, 1997                                            5

Consolidated Statements of Cash Flows-
     Six Months ended October 31, 1997 and 1996                6


Notes to Consolidated Financial Statements                  7-12

Management's Discussion and Analysis                       13-15

Signatures                                                    16

                                INITIO, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)




                                Six Months Ended        Three Months Ended
                                   October 31,               October 31,
                                1997       1996          1997        1996
                             ---------------------   -----------------------
NET SALES                    $4,167,864  $4,269,519   $3,057,510   $3,110,604

COSTS AND EXPENSES

Cost of Merchandise Sold     $1,447,047  $1,628,543   $1,160,973   $1,230,076
Advertising                  $1,486,105  $1,510,923   $1,075,485   $1,149,221
                             ----------  ----------   ----------   ----------
GROSS MARGIN                 $1,234,712  $1,130,053     $821,052     $731,307
General & Administrative
 (including Fulfillment)     $1,425,095  $1,451,313     $895,285     $898,766
                             ----------  ----------   ----------   ----------

OPERATING (LOSS)              ($190,383)  ($321,260)    ($74,233)   ($167,459)


OTHER INCOME (EXPENSE)
  Interest (Expense) net of
  interest income of $31,968
  and $32,495 for the six
  months ended October 31, 1997
  and 1996 and $16,155 and
  $17,146 for the three months
  ended October 31, 1997 and
  1996, respectively          ($127,195)  ($172,060)    ($69,643)   ($100,825)

 Gain on Marketable
  Securities                   $180,378    $183,706     $125,322     $168,494
                            -----------   ---------   ----------    ---------
  Total Other (Income)          $53,183     $11,646      $55,679      $67,669

NET (LOSS)                    ($137,200)  ($309,614)    ($18,554)    ($99,790)
                              =========   =========     ========     ========

Loss per Share (Note 1(k) ):
  (Loss) per Common Share        ($0.03)     ($0.07)       $0.00       ($0.02)
                              =========   =========    =========    =========

Weighted Average Shares       4,727,735   4,679,664    4,778,849    4,679,664
                              =========   =========    =========    =========







The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                INITIO, INC.

                         CONSOLIDATED BALANCE SHEETS





                                     October 31, 1997  April 30, 1997
                                     ----------------  --------------
ASSETS                                 (Unaudited)        (Audited)
CURRENT ASSETS:

Cash                                     $247,033          $300,360
Marketable Securities                    $926,882          $636,072
Inventory                              $3,768,470        $3,247,406
Prepaid Advertising                    $1,003,938          $360,597
Assets Held for Sale (Note 9)            $324,953          $324,953
                                       ----------        ----------
Total Current Assets                   $7,053,736        $5,550,336


FIXED ASSETS, at Cost (Note 3)         $2,956,453        $2,947,327
 Less: Accumulated Depreciation
  and Amortization                     $1,198,725        $1,116,178
                                       ----------        ----------
                                       $1,757,728        $1,831,149
TRADE NAMES, CUSTOMER LISTS, AND RELATED

INTANGIBLE ASSETS                      $1,462,872        $1,462,872
  Less: Accumulated Amortization         $173,716          $155,430
                                       ----------        ----------
                                       $1,289,156        $1,307,442


OTHER ASSETS                              $11,484           $12,174
                                      -----------        ----------
TOTAL ASSETS                          $10,112,104        $8,701,101
                                      ===========        ==========




LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Borrowings under Line of Credit
 (Note 7)                              $2,350,000        $1,850,000
Accounts Payable                       $1,219,889          $458,515
Accrued Expenses & Other Current
 Liabilities                             $244,882          $154,794
Customers' Unshipped Orders               $70,543           $38,152
                                       ----------        ----------
Total Current Liabilities              $3,885,314        $2,501,461
Mortgage Payable (Note 8)                $894,450          $914,092
                                       ----------        ----------
TOTAL LIABILITIES                      $4,779,764        $3,415,553

Commitments (Note 6)


STOCKHOLDERS' EQUITY:

Common Stock, $0.01 par value,
 Authorized, 10,000,000 shares;
 Issued 5,209,535 and 5,081,535
 shares at October 31, and April
 30, 1997, respectively                   $52,095           $50,815
Additional Paid-In Capital             $8,754,903        $8,682,183
Accumulated Deficit                   ($3,258,148)      ($3,120,948)
Treasury Stock, at Cost, 407,571
 and 391,871 shares at October 31,
 and April 30, 1997, respectively       ($517,994)        ($476,781)
Unrealized Gain on Marketable
 Securities                              $301,484          $150,279
                                       ----------        ----------
TOTAL STOCKHOLDERS' EQUITY             $5,332,340        $5,285,548
                                       ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                               $10,112,104        $8,701,101
                                      ===========        ==========






The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           INITIO, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                      UNREALIZED
                COMMON STOCK      ADDITIONAL              TREASURY    (LOSS) ON
               Shares    Par      PAID-IN    ACCUMULATED  SHARES      MARKETABLE
               Issued    Value    CAPITAL    (DEFICIT)    (at Cost)   SECURITIES       TOTAL
               ------    -----    ---------- -----------  ---------   ----------  -------------

BALANCE, April
 30, 1996
 (Audited)    5,071,535  $50,715   $8,670,283 ($2,996,761) ($476,781)    $5,714   $5,253,170


Net (Loss) for the Six
 Months Ended
 October 31, 1996                               ($309,614)                           $309,614

Unrealized Gain on
 Marketable Securities                                                   $40,460      $40,460
              ---------  -------   ----------  ----------  ----------   ---------  ----------
BALANCE, October
 31,  1996
 (Unaudited)  5,071,535  $50,715   $8,670,283 ($3,306,375) ($476,781)    $46,174   $4,984,016

Issuance of
 Common Stock    10,000     $100      $11,900                                         $12,000

Net Income for the
 Six Months Ended April
 30, 1997                                        $185,427                            $185,427

Unrealized Gain on
 Marketable Securities                                                  $104,105     $104,105
              ---------  -------   ----------  ---------- -----------   --------   ----------
BALANCE, April
 30,  1997
(Audited)    5,081,535  $50,815   $8,682,183 ($3,120,948) ($476,781)   $150,279    $5,285,548

Issuance of Common
 Stock          60,000     $600       $5,400                                           $6,000

Options
 Exercised      68,000     $680      $67,320                                          $68,000

Purchase of Treasury
 Shares                                                   ($41,213)                ($41,213)

Net (Loss) for the
 Six Months Ended
 October 31, 1997                               ($137,200)                          ($137,200)

Unrealized Gain on
 Marketable Securities                                                  $151,205     $151,205

BALANCE,
 October 31,
  1997        ---------  -------   ---------- -----------  ---------    --------   ----------
 (Unaudited)  5,209,535  $52,095   $8,754,903 ($3,258,148) ($517,994)   $301,484   $5,332,340
              =========  =======   ========== ===========  =========    ========   ==========



The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               INITIO, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)



                                                 SIX  MONTHS ENDED
                                      October 31, 1997     October 31, 1996
                                      ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                              ($137,200)        ($309,614)

Adjustments to Reconcile Net Loss to Net Cash

Used In Operating Activities:
     Depreciation and Amortization          $100,833          $105,534
     Gain on Marketable Securities         ($180,378)        ($183,706)
     Decrease (Increase) in:
          Inventory                        ($521,064)        ($407,595)
          Prepaid Advertising              ($643,341)      ($1,008,211)
          Prepaid and Other Assets         ($100,821)        ($269,970)
     (Decrease) Increase in:
          Accounts Payable, Accrued
           Expenses and Other Current
           Liabilities                      $851,462        $1,044,500
          Customers' Unshipped Orders        $32,391           $37,511
                                           ---------        ----------
 Net Cash (Used In) Operating Activities   ($598,118)        ($991,551)
                                           ---------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital Expenditures                         ($9,126)         ($13,485)
Purchase of Marketable Securities          ($257,363)        ($640,651)
Proceeds Received from Sale of
 Marketable Securities                      $298,135          $840,013
Net Cash Provided by Investing
 Activities                                 --------          --------
                                             $31,646          $185,877
                                            --------          --------

 CASH FLOWS  FROM FINANCING ACTIVITIES:

Net Borrowings under Line of Credit         $500,000        $1,050,000
Mortgage                                    ($19,642)         ($18,110)
Issuance of Common Stock                     $74,000                $0
Purchase of Treasury Shares                 ($41,213)               $0
Net Cash Provided By Financing              --------        ----------
 Activities                                 $513,145        $1,031,890
                                            --------        ----------
NET INCREASE (DECREASE) IN CASH             ($53,327)         $226,216
CASH,  AT BEGINNING OF PERIOD               $300,360          $461,917
                                            --------        ----------
CASH,  AT END OF PERIOD                     $247,033          $688,133
                                            ========        ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest    $159,163          $204,555




The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                  INITIO, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) NATURE OF BUSINESS - Initio, Inc., a Nevada Corporation, (the "Company") through its wholly-owned subsidiary, Deerskin Trading Post, Inc. is a direct mailspecialty catalog company. It markets men's and women's leather outerwear, apparel, footwear, accessories and small leather goods through its Deerskin Catalogs andgifts and housewares through its Joan Cook Housewares Catalogs.
The Company alsooperates one retail closeout outlet in Danvers, Massachusetts. The Deerskin Catalogbusiness is highly seasonal with principal sales occurring between early Novemberand early December. The Joan Cook line is significantly less seasonal although the Company experiences some increase in demand in the holiday season.

(b) BASIS OF CONSOLIDATION
The consolidated financial statements include the accounts of Initio, Inc., and itswholly-owned subsidiary, Deerskin Trading Post, Inc. All intercompany transactions have been eliminated.

(c) USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions thataffect the reported amounts of assets and liabilities at the date of the financialstatements and the reported amounts of revenues and expenses during the reportingperiod. Actual results could differ from those estimates.

(d) REVENUE RECOGNITION
Revenue is recognized as merchandise is shipped to customers. Payments received formerchandise not yet shipped are reflected as "Customers' Unshipped Orders," a current liability.

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

(e)  PREPAID ADVERTISING
Costs of producing and mailing catalogs are deferred and amortized over the
estimated productive life of each mailing based on projected sales.   As
prescribedunder SOP 93-7, the Company only capitalizes as assets those costs which areincremental direct costs with independent third parties and payroll and payroll-related costs of employees who are directly associated with, and devote time to, the advertising. In addition, individual advertising efforts are established as stand alone cost pools which are amortized on a cost pool basis over the estimated period of benefit determined based upon estimated future revenues. As required, the Company assesses the realizability of the assets created based on the likelihood of achieving the estimated revenues on a quarterly basis. As of October 31, 1997 no writedowns were required to report the capitalized advertising expenses at net realizable value. Prepaid advertising includes costs incurred for catalogs to be mailed in the future. Catalog and space advertising costs associated with test programs are expensed as incurred.

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

(k)  EARNINGS (LOSS) PER COMMON SHARE
Earnings (Loss) per common share for the periods presented are based on the weighted average number of common shares outstanding during the period together with outstanding options and warrants to the extent such are dilutive, assuming that the exercisable options and warrants discussed in
Note 5 had been exercised at October 31, 1997.

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

Unrealized gains on marketable securities amounted to $301,484 and $150,279 at October 31, and April 30, 1997 respectively.

NOTE 3-FIXED ASSETS
                                     October 31, 1997    April 30, 1997
                                     ----------------    --------------
Building & Other Leasehold Improvements $2,235,190         $2,235,190
Equipment                               $  721,263         $  712,137
                                        ----------         ----------
                                        $2,956,453         $2,947,327
Less:  Accumulated Depreciation
           and Amortization             $1,198,725         $1,116,178
                                        ----------         ----------
                                        $1,757,728         $1,831,149
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

At October 31, 1997, the Company has available for federal income tax purposes, net operating loss carryforwards (NOL) and other net future tax deductions totaling approximately $3,400,000; approximately $63,000 of the NOL expires in 2004, the balance thereafter.

The future tax benefit of such NOL is recorded as an asset to the extent that management assesses the realization of such future tax benefits to be "more
likely than not."    At October 31, 1997, the deferred tax asset created as a
result of net operating loss carryforwards has been fully reserved against.

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
                                   Six Months          Six Months
                                   Ended               Ended
                                   October 31, 1997    October 31, 1996
                                   ----------------    ----------------
     Net loss:      As Reported    ($137,200)          ($309,614)
                    Pro Forma      ($144,952)          ($309,614)

     Primary EPS:   As Reported        ($.03)             ($0.07)
                    Pro Forma          ($.03)             ($0.07)

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

The 1991 Plan was approved and adopted in December 1991. Pursuant to the 1991 Plan, a total of 350,000 shares of Common Stock were made available for the grant of stock options. Under the Company's 1991 Plan, options have been granted to key employees and directors for terms of up to ten years at an exercise price not less than the fair value of the shares at the dates of grant and are exercisable in whole or in part at stated times from the date of grant. No further grants will be issued under the 1991 Plan. At October 31, 1997, 108,900 options were exercisable with respect to the 1991 Plan.

The 1996 Plan was approved and adopted in October 1996 and subsequently approved by the stockholders. The Company's 1996 Plan authorizes the granting of stock options, the exercise of which would allow up to an aggregate of 500,000 shares of the Company's common stock to be acquired by the holders of said options. The awards can take the form of Incentive Stock Options ("ISOs") or Non-qualified Stock Options (NQSOs"). Stock Options may be granted to key employees, directors and consultants. ISOs and NQSOs are granted in terms not to exceed ten years. ISOs granted under this Plan generally vest 20% immediately upon grant, with an additional. 20% vesting on each subsequent anniversary of the grant date. Vesting requirements other than the aforementioned are set forth by the Board of Directors when the award is granted. Options may be exercised in whole or in part. The exercise price of the ISOs is the market price of the Company's common stock on the date of grant. The exercise price of NQSOs shall be determined by the board of directors when granted. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must have an option price of at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the Company's 1996 Plan, options have been granted to key employees and directors for terms of up to ten years, at exercise prices ranging from $1.75 to $2.00 and are exercisable in whole or in part at stated times from the date of grant up to four years from the date of grant. At October 31, 1997, 269,414 options were exercisable under the Company's 1996 Plan.

The following table reflects activity under the plan for the six months ended October 31, 1997 and 1996:

                                 Six Months Ended           Six Months Ended
                                 October 31, 1997           October 31, 1996
                                 ----------------           ----------------
                                         Weighted            Weighted
                                         Average             Average
                                         Exercise            Exercise
                                 Shares  Price               Shares    Price
                                 ------  --------            --------  ------
Outstanding at beginning of year 505,332  $1.735             408,900  $1.735
   Granted                             -                           -
   Exercised                     (46,000) $1.00                    -
   Forfeited                      (2,688) $1.75                    -
   Cancelled                        (672) $1.75                    -
                                 -------                     -------

Outstanding at end of quarter    455,972  $1.81              408,900  $1.735
                                 -------                     -------
Exercisable at end of quarter    378,314  $1.511             397,600  $1.728
                                 -------                     -------

The following table summarizes information about stock options outstanding at October 31, 1997:

                          Options Outstanding   Options Exercisable

                Number         Weighted    Weighted    Number       Weighted
                Outstanding    Average     Average     Exercisable  Average
                at             Remaining   Exercise    at           Exercise
Range of        10/31/97       Contractual Price       10/31/97     Price
Exercise Prices                Life
--------------- -----------    ----------- --------    -----------  ---------
$1.00 to $1.50       56,400    0.28         $1.00         56,400    $1.00
$1.51 to $2.38      399,572    7.74         $1.92        321,914    $1.58
                    -------                              -------
$1.00 to $2.27      455,972    6.81         $1.81        378,314    $1.51
                    =======                              =======

NOTE 6-COMMITMENTS
(a)  LEASES
The Company rents premises for warehousing and administrative purposes. Future minimum rental payments under noncancelable operating leases, including ground leases, expiring at various dates through 2037, as of October 31,1997 are as follows:

Year Ending April 30,
           1998                    $ 60,029
           1999                    $ 70,270
           2000                    $ 13,650
           2001                    $  1,050
           2002                    $  1,050
           Thereafter              $ 43,750
                                   --------
                                   $189,799



Rent expense for the six months ended October 31, 1997 and the fiscal year ended April 30, 1997 was $66,894 and $128,933 respectively.

(b)  LETTERS OF CREDIT
Outstanding letters of credit, issued primarily for imported merchandise, approximated $183,000 and $430,000 at October 31,and April 30, 1997, respectively.

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

Direct borrowings under this line of credit amounted to $2,350,000 and $1,850,000 at October 31, and April 30,1997, respectively. The Company's interest rate was 9.25% on both October 31 and April 30, 1997.

NOTE 8 - MORTGAGE
On March 20, 1995 Deerskin Trading Post, Inc. signed an agreement with Sierra Bank of Nevada for a $1,000,000 construction loan to finance the approximately 34,800 sq. ft. expansion of its Carson City warehouse which was put into service in October 1995. This loan is secured by the Carson City real property and bears interest at 9 1/4% per annum with interest paid monthly through October 1995 at which time it converted to a five year adjustable rate (with the first rate adjustment possible in October 2000) fifteen year mortgage with monthly principal and interest payments due to fully amortize
the loan by August 31, 2010.   The mortgage balance at October 31, 1997,
amounted to $933,065; the current portion, $38,615, is included in "Accrued Expenses and Other Liabilities."

NOTE 9 - SUBSEQUENT EVENT
As of December 3, 1997 the Company entered into an agreement for the sale of the Peabody facility at a price which represents a gain of approximately $200,000. It is anticipated that the closing will take place in the fourth quarter of the fiscal year ended April 30, 1998, at which time the Company will recognize the gain and will review the need for a reserve for the costs associated with the relocation of the Peabody operations, which will take place subsequent to the closing.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The most significant changes in the Company's balance sheet from April 30, 1997, the end of the preceding fiscal year, to October 31, 1997 are as follows:

   - Cash decreased $53,000 to $247,000 at October 31,
   1997 from $300,000 at April 30, 1997, mainly attributable to increases in inventory and prepaid advertising.

   - Marketable securities are considered available for sale and are carried at fair market value. The unrealized holding gains of $301,000 and $150,000 at October 31, and April 30, 1997, respectively, are excluded from earnings and reported as separate components of stockholders' equity until realized in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities".

   - Inventory increased $521,000 to $3,768,000 from $3,247,000.  The increase in inventory is a seasonal requirement to support the Company's planned, mailorder sales for the current fiscal year. The Company continues to closely monitor its inventories.

   - Prepaid advertising increased $643,000 to $1,004,000 at October 31, 1997 from $361,000 at April 30, 1997. This increase is primarily attributable to the normal mailing schedule and amortization of costs associated with the production and mailing of catalogs through the fiscal year.

   - Prepaid and Other Current Assets increased $101,000 to $782,000 at October 31, 1997 from $681,000 at April 30, 1997 resulting primarily from increases in receivables and in prepaid expenses including capitalized costs involved in the purchasing of the inventory for sale, which costs are calculated as a percentage of inventory which increased during this period. These costs are reviewed periodically and adjusted when necessary.

   - Borrowings under the Line of Credit increased $500,000 to $2,350,000 at October 31, 1997 from $1,850,000 at April 30, 1997 to provide cash for use in operating activities; primarily the increases in inventory, prepaid advertising, and prepaid and other current assets.

   The Company's line of credit with Summit Bank for $3,300,000 including amounts subject to letters of credit issued by the Bank on the Company's behalf, bears interest at the Bank's based rate plus 3/4% with interest payable monthly. Maturity is January 31, 1998. Such agreement contains various formula provisions which the Company is presently in compliance with. In the event that the Company should fail to reach an agreement with the Bank to extend the company's line of credit beyond January 31, 1998, the Company would be required to seek alternative sources of financing. The Company is presently negotiating alternative arrangements with several financial institutions but there can be no assurance that the Company will be able to negotiate such alternative sources of financing or that if it should do so it will not be on terms less favorable to the Company than those presently existing. The Company's ability to pursue its normal business activities are dependent upon obtaining such extension of its existing line of credit or alternative financing. Such alternative sources of financing might include debt and/or equity or quasi-equity financing.

     - Accounts Payable and Accrued Expenses and Other Current Liabilities increased $852,000 from $613,000 at April 30, 1995 to $1,465,000 at
     October 31, 1997. This increase is attributable to: the increase in trade payables for the purchase of inventory to support sales which increase during this period, the increase in prepaid advertising for catalog preparation and mailings which also increase this period, and to an increase in the required accruals for refunds, which are reflect in the net sales.

     - Customer's Unshipped Orders for which checks have been received increased $33,000 to $71,000 at October 31, 1997 from $38,000 at April 30, 1997. The increase is a result of the normal seasonal increase in customer orders during the period.

Results of Operations

Three months and six months Ended October 31, 1997 vs. October 31, 1996.

Because of the seasonal nature of the Company's business, the results of the interim period are not necessarily indicative of results for the entire year.

     - Net Sales for the three months ended October 31, 1997, decreased 1.7% or $53,000 to $3,058,000 from $3,111,000 for the three months ended October 31, 1996. Net Sales for the six months ended October 31, 1997 decreased to $4,168,000 from $4,270,000 for the six months ended October 31, 1996, a decrease of $102,000 or 2.4%.

     Deerskin catalog Net Sales for the six months ended October 31, 1997 decreased to $1,847,000 from $1,940,000 for the six months ended October 31, 1996, a decrease of $93,000 or 4.8%; for the three months ended October 31, 1997 net sales decreased 2.1% or $32,000 to $1,519,000 from $1,551,000 for the three months ended October 31, 1996. This decrease resulted from a somewhat reduced circulation plan and lower responses from some prospect mailings.

     Joan Cook catalog Net Sales for the six months ended October 31, 1997 increased to $1,587,000 from $1,503,000 for the six months ended October 31, 1996, an increase of $84,000 or 5.6%. For the three month period ended October 31, 1997 sales were $905,000 compared to $938,000 for the comparable period ended October 31, 1996, a decrease of $33,000 or 3.5%. This decrease is primarily attributable to reduced responses from prospect mailings.

     Space advertising Net Sales for the six months ended October 31, 1997 decreased to $568,000 from $681,000 for the six months ended October 31, 1996, a decrease of $113,000 or 16.6%; for the three month periods the increase was $8,000 or 1.6%, to $512,000 from $504,000.

     -    Cost of merchandise decreased as a percentage of Net Sales to
     34.7% and 38.0% for the six months and three months ended October 31, 1997, respectively, from 38.2% and 39.5% for the comparable periods ended October 31, 1996. The actual cost of merchandise for the six months ended October 31, 1997 was $1,447,000 and $1,629,000 for the
     comparable period ended October 31, 1996.   Cost of merchandise for the
     three months ended October 31, 1997 was $1,161,000 and $1,230,000 for the three months ended October 31, 1996. These results reflect somewhat less markdowns and a slightly increased gross margin.

     - Advertising cost was $1,486,000 or 35.7% of Net Sales, for the six months ended October 31, 1997, compared to $1,511,000 or 35.4% of Net Sales for the six months ended October 31, 1996. For the three months ended October 31, 1997, advertising cost was 35.2% of Net Sales or $1,075,000 compared to 36.9% of Net Sales or $1,149,000 for the three months ended October 31, 1996. The decreased Advertising cost as a percentage of Net Sales resulted from the more efficient circulation and improved customer response rates in the six months ended October 31, 1997.

     - General and Administrative expenses, including fulfillment expenses which include the costs of telephone, order entry, credit card fees, data processing, packaging materials, labeling, refurbishing of merchandise, packing supplies and outgoing freight charges, increased as a percentage of Net Sales to 34.2% from 34.0% for the six months ended October 31, 1997. Costs for the six months ended October 31, 1997 were $1,425,000 compared to $1,451,000 for the six months ended October 31, 1996. For the three months ended October 31, 1997 General and Administrative costs were $895,000 or 29.3% of Net Sales, compared to $899,000 or 28.9%.

     - As a result of all the foregoing, Operating Loss for the three months ended October 31, 1997 decreased to $74,000 compared to $167,000 for the three months ended October 31, 1996. Operating Loss for the six months ended October 31, 1997 decreased to $190,000 from $321,000 for the comparable period in the prior year.

     - Realized Gains on Marketable Securities was $180,000 for the six months ended October 31, 1997 and $184,000 for the six months ended October 31, 1996. For the three months ended October 31, 1997, the Realized Gains on Marketable Securities was $125,000, compared to gains of $168,000 for the three months ended October 31, 1996. These gains resulted from the liquidation of several security positions which were in the Company's investment portfolio and the realization of profits on those which appreciated in value and the losses on those which declined.

     - As a result of the foregoing, as well as an decrease of $45,000 in Net Interest Expense for the six months ended October 31, 1997 compared to October 31, 1996, Net Loss is $137,000 for the six months ended October 31, 1997, compared to $310,000 for the six months ended October 31, 1996, a decrease of $173,000. Net Loss for the three months ended October 31, 1997 was $19,000 compared to $100,000 for the three months ended October 31, 1996. This represents a decrease of $81,000.

     Forward Looking Statements

     The foregoing management discussion and analysis contains certain forward-looking statements which are based on current information and management assumptions including, among other factors, changing marketing and economic conditions. Actual results may differ materially from the forward-looking statements container herein.

                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              INITIO, INC.


Date:  December 18, 1997      /s/ Martin Fox
                              -------------------------------------------
                              Martin Fox
                              President and Office of the Chief Executive


Date:  December 18, 1997      /s/ Daniel DeStefano
                              -------------------------------------------
                              Daniel DeStefano
                              Chairman of the Board and Office of
                              the Chief Executive


Date:  December 18, 1997      /s/ Audrey C. Remes
                              -------------------------------------------
                              Audrey C. Remes
                              Treasurer and Chief Financial Officer