Form 10QSB/A
period 1997-10-31
INITIO INC
filed 1997-12-24
CIK 50505

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   ____________
                                    10 - QSB/A

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

                                INITIO, INC.

                         CONSOLIDATED BALANCE SHEETS





                                     October 31, 1997  April 30, 1997
                                     ----------------  --------------
ASSETS                                 (Unaudited)        (Audited)
CURRENT ASSETS:

Cash                                     $247,033          $300,360
Marketable Securities                    $926,882          $636,072
Inventory                              $3,768,470        $3,247,406
Prepaid Advertising                    $1,003,938          $360,597
Assets Held for Sale (Note 9)            $324,953          $324,953
Prepaid and Other Current Assets         $782,460          $680,948
                                       ----------        ----------
Total Current Assets                   $7,053,736        $5,550,336


FIXED ASSETS, at Cost (Note 3)         $2,956,453        $2,947,327
 Less: Accumulated Depreciation
  and Amortization                     $1,198,725        $1,116,178
                                       ----------        ----------
                                       $1,757,728        $1,831,149
TRADE NAMES, CUSTOMER LISTS, AND RELATED

INTANGIBLE ASSETS                      $1,462,872        $1,462,872
  Less: Accumulated Amortization         $173,716          $155,430
                                       ----------        ----------
                                       $1,289,156        $1,307,442


OTHER ASSETS                              $11,484           $12,174
                                      -----------        ----------
TOTAL ASSETS                          $10,112,104        $8,701,101
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




                              INITIO, INC.


Date:  December 24, 1997      /s/ Martin Fox
                              -------------------------------------------
                              Martin Fox
                              President and Office of the Chief Executive


Date:  December 24, 1997      /s/ Daniel DeStefano
                              -------------------------------------------
                              Daniel DeStefano
                              Chairman of the Board and Office of
                              the Chief Executive


Date:  December 24, 1997      /s/ Audrey C. Remes
                              -------------------------------------------
                              Audrey C. Remes
                              Treasurer and Chief Financial Officer