Form 10QSB
period 1998-01-31
INITIO INC
filed 1998-03-24
CIK 50505

SECURITIES AND EXCHANGE COMMISSION
                      			    Washington, D.C. 20549
                              				 ____________
                              				   10 - QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended January 31, 1998
                            				    ----------------
				     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to


                    			Commission file number 0-9848


                      			       INITIO, INC.
      (Exact name of  small business issuer as specified in its charter)


         	Nevada                                  22-1906744
-------------------------------                 --------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification No.)

2500 Arrowhead Drive, Carson City, Nevada             89706
-----------------------------------------       --------------------
(Address of principal executive offices)            (Zip Code)


	Issuer's telephone number, including area code:  (702) 883-2711
                                          							 --------------
                          				     None
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last
				  report.)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days. YES    X        NO
              		    ----         ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the latest practicable date:

       	   Class                           Outstanding  March 16, 1998
----------------------------               ---------------------------
Common stock, $.01 par value                        5,223,310


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check One): YES     NO   X
                                                  							      ----    ----







                             				   INDEX





                                                     							      PAGE

Consolidated Statements of Operations -
   Nine Months and Three Months ended January 31, 1998
  	and 1997                                                         3

Consolidated Balance Sheets-
   As of January 31, 1998 and April 30, 1997                        4

Consolidated Statement of Stockholders' Equity-
   Nine Months ended January 31, 1998 and Year Ended
  	April 30, 1997                                                   5

Consolidated Statements of Cash Flows-
   Nine Months ended January 31, 1998 and 1997                      6

Notes to Consolidated Financial Statements                        7-9

Management's Discussion and Analysis                             9-11

                          					  INITIO, INC.
            			    CONSOLIDATED STATEMENTS OF OPERATIONS
                          					  (Unaudited)
                      			     Nine Months Ended                    Three Months Ended
              		     January 31, 1998  January 31, 1997  January 31, 1998  January 31, 1997
		                   ----------------  ----------------  ----------------  ----------------
NET SALES                $ 9,883,520   $ 10,390,902       $5,715,656       $6,121,383
                     			   ---------     ----------        ---------        ---------
COSTS AND EXPENSES
 Cost of Merchandise Sold  3,586,214      4,058,495        2,139,167        2,429,952
 Advertising               3,500,860      3,489,671        2,014,755        1,978,748
                     			   ---------      ---------        ---------        ---------
                     			   7,087,074      7,548,160        4,153,922        4,408,700
                     			   ---------      ---------        ---------        ---------
      Gross Margin         2,796,446      2,842,736        1,561,734        1,712,683
 General & Administrative  2,845,960      2,886,097        1,420,865        1,434,784
                     			   ---------      ---------        ---------        ---------
OPERATING INCOME  (LOSS)     (49,514)       (43,361)         140,869          277,899

OTHER INCOME
 Interest Income              43,803         49,531           11,835           17,036
 Interest Expense           (204,869)      (267,030)         (45,706)         (62,475)
 Gain on Marketable
   Securities                233,948        324,529           53,570          140,823
			                       ----------      ---------       ----------       ----------
                     			      72,882        107,030           19,699           95,384
                     			   ---------      ---------       ----------       ----------
  Net Income               $  23,368      $  63,669       $  160,568       $  373,283
                     			   =========      =========       ==========       ==========

Earnings per Share
 Earnings per Common Share     $0.00          $0.01            $0.03            $0.08
                     			   =========      =========        =========        =========
Weighted Average Shares    4,769,705      4,679,664        4,801,964        4,679,664
                     			   =========      =========        =========        =========


 The accompanying notes to the consolidated financial statements are an integral part of these statements.

                              			 INITIO, INC.
                       		 CONSOLIDATED BALANCE SHEETS


                           				     January 31, 1998  April 30, 1997
                           				     ----------------  --------------
ASSETS                                  (Unaudited)      (Audited)
Current Assets
  Cash                                $    521,766  $     300,360
  Marketable Securities                    856,055        636,072
  Inventory                              2,547,028      3,247,406
  Prepaid Advertising                      231,796        360,597
  Assets Held for Sale                     324,953        324,953
  Prepaid and Other Current Assets         583,884        680,948
                                   					 ---------      ---------

                                   					 5,065,502      5,550,336
                                   					 ---------      ---------

Fixed Assets, at Cost                    2,961,168      2,947,327
 Less: Accumulated Depreciation and
   Amortization                          1,238,208      1,116,178
                                   					 ---------      ---------

                                   					 1,722,960      1,831,149
                                   					 ---------      ---------
Trade Names, Customer Lists, and Related
  Intangible Assets                      1,462,872      1,462,872
  Less: Accumulated Amortization           182,859        155,430
                                   					 ---------      ---------
                                   					 1,280,013      1,307,442
                                   					 ---------      ---------

Other Assets                                14,338         12,174
                                   					 ---------      ---------

                            				      $  8,082,813   $  8,701,101
                            				      ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Current Liabilites
  Borrowings under Line of Credit     $  1,000,000   $  1,850,000
  Accounts Payable                         414,563        458,515
  Accrued Expenses & Other Current
    Liabilities                            318,295        154,794
  Customers' Unshipped Orders              101,318         38,152
                                   					 ---------      ---------
                                   					 1,834,176      2,501,461
  Long Term Mortgage Payable               884,399        914,092
                                   					 ---------      ---------
                                   					 2,718,575      3,415,553
                                   					 ---------      ---------

Stockholder's Equity
  Common Stock, $0.01 par value,
  Authorized, 10,000,000 shares;
   Issued 5,209,535 and 5,081,535
   shares at January 31, 1998
   and April 30, 1997                       52,095         50,815
  Additional Paid-In Capital             8,754,903      8,682,183
  Accumulated Deficit                   (3,097,580)    (3,120,948)
  Treasury Stock, at Cost, 407,571
   and 391,871 shares at January
   31, 1998 and April 30, 1977            (517,994)      (476,781)
  Unrealized Gain on Marketable
   Securities                              172,814        150,279
                                   					 ---------      ---------

		                                   			 5,364,238      5,285,548
                                   					 ---------      ---------
                            				      $  8,082,813   $  8,701,101
                            				      ============   ============




  The accompanying notes to the consolidated financial statements are an integral part of these statements.


                  				      INITIO, INC.
    		    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                								               UNREALIZED
           		     COMMON STOCK     ADDITIONAL                          GAIN (LOSS)
             		   Shares     Par   PAID-IN    ACCUMULATED  TREASURY    ON MARKETABLE
             		   Issued    Value  CAPITAL     DEFICIT     SHARES      SECURITIES     TOTAL
          		      ------    -----  ---------- -----------  --------    -------------  ------
BALANCE,
 April 30, 1996
 (Audited)      5,071,535   $50,715 $8,670,283 ($2,996,761) ($476,781)   $5,714   $5,253,170

Net Income for
 the Nine Months
 Ended January
 31, 1997                                          $63,669                           $63,669

Increase in
 Unrealized Gain
 on Marketable
 Securities                                                            $256,599     $256,599

BALANCE,
 January 31,
 1997           ---------   ------- ---------- -----------  ---------  --------   ----------
 (Unaudited)    5,071,535    50,715 $8,670,283 ($2,933,092) ($476,781) $262,313   $5,573,438

Issuance of
 Common Stock      10,000       100    $11,900                                       $12,000

Net Loss for
 the Three Months
 Ended April
 30, 1997                                        ($187,856)                        ($187,856)

Decrease in
 Unrealized Gain
 on Marketable
 Securities                                                           ($112,034)   ($112,034)

BALANCE,
 April 30, 1997 ---------   ------- ---------- -----------  ---------  --------   ----------
 (Audited)      5,081,535    50,815 $8,682,183 ($3,120,948) ($476,781) $150,279   $5,285,548

Issuance of
 Common Stock      60,000       600     $5,400                                        $6,000

Options
 Exercised         68,000       680    $67,320                                       $68,000

Purchase of
 Treasury Shares                                             ($41,213)              ($41,213)

Net Income for
 the Nine Months
 Ended January
 31, 1998                                          $23,368                           $23,368

Increase in
 Unrealized Gain
 on Marketable
 Securities                                                             $22,535      $22,535

BALANCE,
 January 31,
 1998           ---------   ------- ---------- -----------  ---------  --------   ----------
 (Unaudited)    5,209,535   $52,095 $8,754,903 ($3,097,580) ($517,994) $172,814   $5,364,238
              		=========   ======= ========== ===========  =========  ========   ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                         				    INITIO, INC.
           		       CONSOLIDATED STATEMENTS OF CASH FLOWS
                         				    (Unaudited)


                                       						  Nine Months Ended
                                					 ---------------------------------
                                					 January 31,1998  January 31, 1997
                                					 ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                $   23,368    $    63,669
    Adjustments to Reconcile Net Income
    to Net Cash provided by Operating
    Activities:
    Depreciation and Amortization              149,459        158,690
    Gain on Marketable Securities             (233,948)      (324,529)
 Change in Assets and Liabilities Net of
    Effects From Investing and Financing
    Activities:
    Inventory                                  700,378        627,928
    Prepaid Advertising                        128,801          5,448
    Prepaid and Other Assets                    94,901        (34,255)
    Current Liabilities                        182,714        943,015
					                                        ---------      ---------
                                   					     1,045,673      1,439,966
                                   					     ---------      ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital Expenditures                          (13,841)       (14,060)
 Purchase of Marketable Securities            (503,965)      (645,651)
 Proceeds Received from Sale of Marketable
    Securities                                 540,465      1,117,937
                                   					     ---------      ---------
                                          						22,659        458,226
                                     			     ---------      ---------
CASH FLOWS  FROM FINANCING ACTIVITIES:
 Net Borrowings under Line of Credit          (850,000)    (1,250,000)
 Long Term Mortgage repayments                 (29,693)       (24,030)
 Issuance of Common Stock                       74,000              0
 Purchase of Treasury Shares                   (41,213)             0
                                   					     ---------     ----------

	                                   				      (846,906)    (1,274,030)
                                   					     ---------     ----------

NET INCREASE IN CASH                           221,426        624,162
CASH AT BEGINNING OF PERIOD                    300,360        461,917
                                   					     ---------     ----------
CASH AT END OF PERIOD                       $  521,786    $ 1,086,079
                                   					    ==========    ===========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for
   interest                                $   204,869   $    267,030










The accompanying notes to the consolidated financial statements are an integral part of these statements.

	                            			INITIO, INC.
               		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Initio, Inc. (the "Company"), and its wholly-owned subsidiary, Deerskin Trading Post, Inc. ("Deerskin"). All intercompany transactions have been eliminated.

(b)  NATURE OF BUSINESS

The Company through Deerskin markets men's and women's leather outerwear, apparel, footwear, accessories and small leather goods in the Deerskin catalogs and gifts and housewares through its Joan Cook Housewares Catalogs. The Company also markets its products utilizing space advertising and operates one retail closeout outlet. The Deerskin catalog business is highly seasonal with principal sales occurring in November and December.

(c) REVENUE RECOGNITION

Revenue is recognized as merchandise is shipped to customers. Payments received for merchandise not yet shipped are reflected as Customers' Unshipped Orders, a current liability. The Company makes a provision for returns and exchanges based upon the Company's historical experience.

(d)  PREPAID ADVERTISING

Costs of producing and mailing catalogs are deferred and amortized over the estimated productive life of each mailing . The Company assesses the realizability of deferred advertising costs on a regular basis. Advertising costs related to space promotions are initially deferred, then expensed to the extent of gross profits realized until fully recovered. Therefore, only after advertising costs have been fully recovered, does a particular space promotion make any contribution to operating income.

(e) INVENTORY

Merchandise inventory is valued at the lower of cost or market, using the first-in, first-out (FIFO) cost method. Included in inventory costs are certain costs involved in the preparation, maintenance and storage of the inventory for sale.

(f) FIXED ASSETS

Fixed assets are stated at cost and are depreciated by the straight line method, over their estimated useful lives.


(g)  INTANGIBLE ASSETS

Trade names, customer lists, and related intangible assets are amortized on a straight line basis over 40 years.

(h) STOCK BASED COMPENSATION

The Company has elected to continue accounting for its stock-based compensation awards to employees and directors based upon intrinsic value pursuant to APB Opinion No. 25.

(i)  EARNINGS PER COMMON SHARE

Earnings per common share for the periods presented are based on the weighted average number of common shares outstanding during the period together with the effect of dilutive options.

(j) INCOME TAXES

Deferred income taxes are recognized for the tax consequences of temporary timing differences between financial and tax reporting. The effect on deferred taxes of changes in tax rates is recognized as income in the period of change.

At January 31, 1998, the Company has available for federal income tax purposes, net operating loss carryforwards (NOL) and other net future tax deductions totaling approximately $3,400,000.

NOTE 2-MARKETABLE SECURITIES

All marketable securities are classified as available for sale. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses are computed on the basis of specific identification and are included as a separate component of Stockholders' Equity, while small Realized gains and losses, are included in the Consolidated Statement of Operations.

NOTE 3- STOCK OPTIONS

The Company has two Stock Option Plans, the 1991 Stock Option Plan (the "1991 Plan") and the 1996 Stock Option Plan (the "1996 Plan").

Under the 1991 Plan, options have been granted to key employees and directors for terms of up to ten years at an exercise price not less than the fair value of the shares at the dates of grant. No further grants will be issued. At January 31, 1998, 108,900 options were exercisable.

The Company's 1996 Plan authorizes the granting of stock options for up to 500,000 shares of the Company's stock to key employees, directors and consultants. The following tables reflects activity under the plan for the nine months ended January 31, 1998 and 1997:

                         				      Nine Months Ended     Nine Months Ended
                         				      January 31, 1998      January 31, 1997
                         				      -----------------     -----------------
                             						Weighted             Weighted
                             						Average              Average
                             						Exercise             Exercise
                         				      Shares    Price      Shares    Price
                         				      ------    --------   ------   --------
Outstanding at beginning of year  505,332      $1.735   408,900    $1.735
   Granted                              -                     -
   Exercised                      (46,000)     $1.00          -
   Forfeited                       (2,688)     $1.75          -
   Cancelled                      (   672)     $1.75          -
                         				     -------               -------
Outstanding at end of quarter     455,972      $1.81    408,900    $1.735
                         				     -------               -------
Exercisable at end of quarter     378,314      $1.511   397,600    $1.728


              		  Options Outstanding                     Options Exercisable
		                -------------------                    ---------------------
		               Number      Weighted          Weighted  Number       Weighted
               		Outstanding Average           Average   Exercisable  Average
Range of            at       Remaining         Exercise    at         Exercise
Exercise Prices   1/31/98    Contractual Life  Price     1/31/98      Price
--------------- -----------  ----------------  --------  -----------  --------
$1.00 to $1.50    56,400     0.28              $1.00      56,400     $1.00
$1.51 to $2.38   399,572     7.74              $1.92     321,914     $1.58



In April 1996, the Company granted two officers/directors stock options, exercisable immediately and expiring in five years, to each purchase 125,000 shares of the Company's common stock at $2.00 per share.

NOTE 4-COMMITMENTS

(a)  LEASES

The Company rents premises for warehousing and administrative purposes. Future minimum rental payments under noncancelable operating leases, including ground leases, expiring at various dates through 2037, as of January 31, 1998 are as follows:

Year Ending April 30,
	1998            $29,482
	1999            $70,270
	2000            $13,650
	2001            $ 1,050
	2002            $ 1,050
	Thereafter      $43,750
       		       --------
		              $159,252

(b)  LETTERS OF CREDIT

Outstanding letters of credit, issued to import merchandise, approximated $26,000 and $430,000 at January 31, 1998 and April 30, 1997, respectively.

NOTE 5 - BANK BORROWINGS

In 1994, the Company signed an agreement for a bank line of credit secured by most of the Company's assets. In January 1998 the line was reduced to $1,300,000 and has subsequently been repaid in full.

In 1995 the Company borrowed $1,000,000 from a bank. This loan is secured by the Company's Carson City real property and initially bears interest at 9 1/4% per annum with interest paid monthly . The term of the loan is 15 years.

NOTE 6 - SUBSEQUENT EVENT

In December, 1997 the Company entered into an agreement for the sale of its Peabody facility . It is anticipated that the closing of this transaction will take place in April, 1998, at which time the Company will recognize an approximate $200,000 gain.


In February, 1998 the Company issued $3,000,000 principal amount of a five year 8% convertible subordinated debenture, convertible at $3.00 per share. These funds were used by the Company to replace its existing bank line of credit. The Company also received a commitment for an additional $2,000,000 to be used for certain specified purposes.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	                    		      RESULTS OF OPERATIONS

Financial Condition

During the nine months ending January 31, 1998, the Company's cash increased $221,000, and borrowings under the Company's line of credit decreased $850,000 primarily as a result of the seasonal reduction of inventory levels and a management effort to improve asset utilization.

In February, 1998 the Company issued $3,000,000 principal amount of a five year 8% convertible subordinated debenture convertible and repaid its bank line of credit. The Company also obtained an additional $2,000,000 commitment to be used for expansion of its internet operations and/or acquisitions. The Company anticipates commencing a new bank relationship in the not distant future. In the meantime the Company has available sufficient funds to meet its anticipated operational needs.

Results of Operations

Because of the seasonal nature of the Company's business, the results of interim periods are not indicative of results for the entire year.

Net sales for the three months ended January 31, 1998, decreased 6.6% or $405,000 compared to the three months ended January 31, 1997. Net Sales for the nine months ended January 31, 1998 decreased 4.8% or $507,000.

Deerskin catalog net sales for the nine months ended January 31, 1998 decreased $416,000 or 6.6%; and for the three months ended January 31, 1998 these sales decreased 7.8% or $340,000. It is believed this decrease resulted from a reduced circulation plan as well as the mild winter.

Joan Cook catalog net sales for the nine month period ended January 31, 1998 increased $169,000 or 6.8% and for the three months ended January 31, 1998 increased $85,000 or 8.8%. These increases reflect earlier catalog mail dates and are not expected to continue.

Space advertising net sales decreased $260,000 or 20.9% and $147,000 or 20.9% for the nine and three months ended January 31, 1998 respectively. There has been an adverse change in space cost pricing which will limit the Company's activities in this area.

Cost of merchandise decreased as a percentage of net sales for both the nine months and three months ended January 31, 1998, respectively. This result reflects the overall sales mix change and the Joan Cook catalog lower merchandise cost.

Advertising cost increased in absolute terms as well as a percentage of net sales for the nine and three months ending January 31, 1998. These changes were caused primarily by reduced response rates thought to be caused by the mild winter and an adverse space pricing environment.

General and Administrative expenses, were relatively stable for the nine and three months ending January 31, 1998 reflecting management's intentional cost cutting and improved efficiency offset by costs associated with the pending consolidation of operations in Carson City, Nevada.

Realized Gains on Marketable Securities decreased for the nine months and three months ended January 31, 1998. Variation of reported gains result from the timing of realization of investment results. Net Interest Expense for the nine months and three months ended January 31, 1998 decreased as bank borrowings declined.

As a result of of the foregoing Net Income for the three months ended January 31, 1998 declined to $161,000 from $373,000 while Net Income for the nine months ended January 31, 1998 declined to $23,000 from $63,000 in the comparative prior period.


Forward Looking Statements

The foregoing management discussion and analysis contains certain forward-looking statements which are based on current information and management assumptions including, among other factors, changing marketing and economic conditions. Actual results may differ materially.

                             				 SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     			   INITIO, INC.


Date: March 24, 1998       /s/ Martin Fox
                    			   ------------------------------------------
                    			   Martin Fox
                    			   President and Office of the Chief Executive


Date: March 24, 1998       /s/ Daniel DeStefano
                    			   ------------------------------------------
                    			   Daniel DeStefano
                    			   Chairman of the Board and Office of
                    			   the Chief Executive


Date: March 24, 1998       /s/ Michael D. Bandler
                    			   ------------------------------------------
                    			   Michael D. Bandler
                    			   Treasurer and Chief Financial Officer