Form 10KSB
period 1998-04-30
INITIO INC
filed 1998-08-13
CIK 50505

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [Fee Required]
    For the fiscal year ended April 30, 1998
    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
    For the transition period from _______________ to _______________

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

                             (Title of Class)

 Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past
90 days.
                         Yes    X       No _____
 Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

 State Issuer's Net Revenues for its most recent fiscal year: $11,134,000.

 State the aggregate market value of the voting stock held by non-affiliates ofthe registrant: $4,128,476 (based upon the high and low prices of the registrant's Common Shares, $.01 par value, as of July 24, 1998).

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Shares, $.01 Par Value                             4,778,474
     (Title of Class)                            (No. of Shares Outstanding
                                                      at July 23, 1998)

                 DOCUMENTS INCORPORATED BY REFERENCE:  None
Transitional Small Business Disclosure Form (check one):
                                             Yes___             No   X


                                     PART I

Item 1. Description of Business.

  (a) General Development of Business.
  Initio, Inc. (the "Company") was incorporated under the laws of the State ofDelaware in 1968 and became a publicly-owned corporation in 1970. Effective asof February 1, 1994, the Company changed its State of incorporation from Delaware to Nevada. The Company's principal offices are located at 2500 Arrowhead Drive, Carson City, Nevada 89706 and its telephone number is (702) 883-2711.

  The Company, through its wholly-owned subsidiary, Deerskin Trading
Post, Inc.("Deerskin Trading Post"), is engaged in the mail order retail sale of consumer products principally through mail order catalogs, and to a lesser extent through media advertising. The Company's "Deerskin" catalogs are primarilydevoted to the sale of leather goods and the Company's "Joan Cook" catalogs areprimarily devoted to the sale of housewares and gifts. The Company's customers are located throughout the United States.

RECENT DEVELOPMENTS

Relocation of Mail Room and Call Center Customer orders for merchandise, by mail and telephone, during the fiscal year ended April 30, 1998 were received and processed at the Company's facility in Peabody, Massachusetts. At the end of May, 1998 the Peabody mail and call center were closed and relocated to the Company's centralized fulfillment center in Carson City, Nevada. On December 3, 1997 the Company entered into a Purchase and Sale Agreement with respect to Company's building at 119 Foster Street in Peabody, Massachusetts for a sale price of $550,000. In April, 1998 the buyer under that agreement defaulted and as a consequence the Company, pursuant to the terms of the Purchase and Sale Agreement, kept the deposit of $52,500 as damages for breach of contract by the buyer. The Company is presently in discussions with another potential buyer of the property however, there can be no assurance, that such negotiations will result in the execution of a Purchase and Sale Agreement and a subsequent sale of the premises. At the present time the building is unoccupied. As a consequence of the Company's closing of the Peabody facility the Company has accrued $47,000 of severance and other "exit" costs at April 30, 1998.

Catalog Close-Out Store. The Company's Catalog Closeout Store which is presently located in Danvers, Massachusetts has a lease which expires in the next fiscal year and the Company does not anticipate renewing that lease. In anticipation of the liquidation an inventory valuation provision of $564,000 has been included in the results of operation for the year ended April 30, 1998.

Loan Agreement With Pioneer Ventures Associates Limited Partnership. In February, 1998 the Company entered into a agreement with Pioneer Ventures Associates LP providing the Company with up to $5,000,000 in a subordinated loan with interest at 8% per annum. In February, pursuant to the terms of that agreement, the Company issued to Pioneer a convertible subordinated debenture in the principal amount of $3,000,000, convertible at $3.00 per share, with interest at 8% per annum. These funds were used by the Company to replace its previously existing line of credit with Summit Bank. At that time the Company received a commitment for up to an additional $2,000,000 to be used for certain specified purposes.

(b) Narrative Description of the Business.

  The Company, via its Deerskin Trading Post subsidiary, is principally engaged in the mail order retail sale of consumer products through its Deerskin and Joan Cook catalogs and to a lesser extent through media advertising. The Company is currently engaged in a single industry segment, i.e. specialty mail order retailing of consumer products.

The Company is a specialty mail order retailer of men's and women's leather outerwear, footwear, other apparel and accessories through the Deerskin catalog, and housewares and gifts through the Joan Cook catalog. The Company also sells merchandise via media advertising.

The Company seeks to provide its customers with competitively priced products that can be differentiated from competitive items either by design, workmanship or price. The Company guarantees customer satisfaction. If for any reason, or no reason, a customer is not completely satisfied with any purchase, the Company will replace it, exchange it or refund the amount paid or it, whichever the customer prefers, provided the merchandise is returned unused and unaltered within one year from the date of shipment. For the year ended April 30, 1998 the refunds for merchandise shipped were 16.3% for Deerskin catalog orders and 5.9% for Joan Cook catalog orders, respectively.

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

The Company varies the quantity of its catalogs mailed based on the selling season and the anticipated response rates. In fiscal 1998, the Company produced three different editions of its Deerskin catalog and made
11 mailings totaling approximately 3,800,000 catalogs. The Deerskin catalog consists of between 56 and 84 pages and offers between 290 and 360 items. In fiscal 1998, the Company produced four editions of its Joan Cook catalog, and made 12 mailings totaling approximately 2,700,000 catalogs. These Joan Cook catalogs consisted of 52 pages and each catalog offers approximately 300 items.

Merchandising and Purchasing. The Deerskin catalog offers a broad range of leather merchandise priced from $8 to $995. Many items have been available in the Deerskin catalog for years and each year new or redesigned items are added.

Many of Deerskin's items are manufactured in accordance with its design and specifications and imported directly by the Company. Joan Cook offers a broad range of household items and gifts priced from under $10 to $200. Unlike Deerskin, Joan Cook's items are not generally designed or imported directly by the Company. The Company also offers Deerskin and Joan Cook products through media advertising. The Company endeavors to offer its customers outstanding selection, quality, value and service.

Deerskin's presently active products are manufactured by approximately
125 suppliers. In excess of 50% of the merchandise sold by Deerskin is manufacturered in Hong Kong, India and the Peoples Republic of China.
Products offered in Joan Cook catalogs are manufactured by hundreds of manufacturers. Unlike Deerskin, less than 10%, of the merchandise purchased for Joan Cook catalogs is purchased outside the United States. Joan Cook has 350 suppliers. No one supplier accounted for more than 10% of the Company's purchases during the fiscal year ended April 30, 1998 and the Company believes ample alternate sources exist, should present supplier relationships be disrupted for any reason.

Marketing. The Company believes its ability to segment, test and analyze mailing lists, and to select appropriate recipients for a particular mailing, are a significant factor in its business. In general, the Company seeks to mail catalogs only to those list segments, at such times and frequencies as are expected to meet acceptable goals. The Company maintains a proprietary customer data base which is used for statistical modeling purposes which, as of April 30, 1998, contained information with respect to approximately 4,500,000 customers. In addition, the Company rents from and exchanges lists with other direct marketers in an attempt to gain new customers.

Order Fulfillment and Distribution. Commencing in June 1998 customer orders are received and processed at the Company's facility in Carson City, Nevada. Data processing and most customer service operations are also conducted at this location. Mail orders together with facsimile credit card orders are opened, compared to payments, and entered into the Company's computer system. Telephone credit card orders are generally entered into the Company's computer system by the telephone customer representatives. After obtaining authorization via teleprocessing for credit card orders, customer orders are processed and, if in stock, generally shipped within one business day.

All distribution and warehousing activities are conducted at the Carson
City facility. Merchandise is received directly from foreign and domestic vendors and inspected. As a result, particularly with respect to Deerskin merchandise, many goods are identified as requiring pressing, minor finishing and/or repairs, which is performed in the Company's Carson City, Nevada facility.

As merchandise is received, the receiving department counts each item and verifies the quantity, and, if appropriate, the size and color of each item, against the purchase order displayed on the computer terminal. A receiving report is printed and sent to the accounts payable department. The majority of the merchandise is then bar coded and placed on a particular shelf in the warehouse, which location is tracked by the computer. The computer system generates a bar coded picking ticket which is attached to each piece of merchandise. These tickets help to minimize the effort required to fill orders. Orders are filled at packing stations where a packer chooses the merchandise corresponding to the customer order displayed on the computer. The packer then uses a bar code scanner which scans the information on the picking ticket attached to the piece of merchandise into the computer system. The computer compares such information to the customer order to ensure that the merchandise being packed to fulfill the order is correct and complete. Once the computer verifies that an order is correct and complete, the merchandise is packed with a bar coded shipping label attached. The package is then delivered via automated conveyor to a shipping station where the information on the shipping label is scanned to verify that the order is valid and has not been previously shipped, and to record the method of shipment and to create the shipping manifest. While most orders are shipped via the Postal Service, the Company also offers express service to customers (guaranteed three day delivery) for an additional fee.

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

Employees. As of April 30, 1998, the Company employed approximately 50 people, some of whom are part-time or seasonal employees. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

Item 2. Description of Property.

The Company's operations are conducted in the following facilities:

Location Use

Carson City, Nevada Principal Executive Offices; Order Entry,   Data
Processing; Distribution and Warehousing

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

The Company leases an 11,000 square foot facility located in North
Bergen, New Jersey. The Company's administrative offices, merchandising, purchasing and catalog production departments are now located in this facility. Annual gross rent, including utilities, repairs and taxes, for the North Bergen facility approximated $115,000. This lease expires in November 1998.

The Company owns a 45,000 square foot, three-story building in Peabody, Massachusetts which is held for resale.

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

Item 3. Legal Proceedings.

As of July 23, 1998 there were no legal proceedings pending against the Company, nor, to the Company's knowledge, were any material proceedings against it contemplated by any governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended April 30, 1998, no matters were submitted to a vote of security holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters.

  (a) Market Information. The Company's Shares are traded under the symbol "INTO" on NASDAQ. The following table indicates high and low bid for the fiscal years ended April 30, 1998 and 1997 in the over-the-counter market for the periods indicated based upon information supplied by National
Quotation Bureau. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

        Fiscal Year Ended  April 30, 1998       April 30, 1997
                                Bid:                 Bid:
                           High    Low          High     Low
  First Quarter            2 5/8   1 1/16       2 1/8    1 5/8
  Second Quarter           2 11/16 2 1/8        2 1/8    1 1/2
  Third Quarter            3 1/16  1 3/4        2        1 1/2
  Fourth Quarter           2 15/16 1 11/16      1 7/8    1 1/8

 (b) Number of Holders of Common Stock. As of April 30, 1998 the number of record holders of the Company's Shares was approximately 300, which does not include individual participants in security position listings.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations, follow page 14.

Item 7. Financial Statements.

Financial Statements, follow page 19.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During fiscal years 1998 and 1997 there were no changes in or disagreement with the Company's principal independent accountant on accounting or financial disclosure.

                                  PART III

Item 9. Directors and Executive Officers of the Company

  The Company's Board of Directors is a classified board, with one-third of the directors being elected each year for a term of three years. The following table sets forth certain information with respect to each director and executive officer of the Company:

Name and Age              Positions with              Term          Served As
                          the Company                Expires        Director
                                                                    Since

Daniel A. DeStefano, 66 Chairman of the Board,        1999           1969
                        Director

Martin Fox, 63          President, Secretary,
                        Director                      1999           1978

Michael Bandler, 48     Chief Financial Officer,
                        Director                      2001           1998

James J. Holzinger,* 60 Director                      2001           1998

Robert Lerman, 63       Director                      2000           1998

There is no family relationship among any of the directors or executive officers of the Company.

Mr. DeStefano was a founder of the Company and has been Chairman of the Board of the Company since 1969.

Mr. Fox joined the Company in 1972 and has been President of the Company for more than five years.

Mr. Holzinger is, since 1996, retired.  From 1993 - 1996, he was an
Executive Vice President in the commercial lending department of Summit Bank.

Mr. Lerman became a Director in February, 1998. Since 1998, he has been president and a Director of Pioneer Ventures Corp. which is the manager of the general partner of Pioneer Ventures Associates Limited Partnership. Mr. Lerman is also the President and a Director of Pioneer Partners Corp., the general partner of an investment partnership, Bridge Investors I Limited Partnership for more than five years.

Mr. Bandler became a Director of the Company in October, 1997. He was appointed Chief Financial Officer in March, 1998. He is a Certified
Public Accountant and for more than five years has been President of Michael Bandler & Company, a consulting firm.

Each officer's term expires at each annual meeting of the Board of Directors of the Company, or when their successors are elected and qualified to serve in their stead.

The Company pays directors, other than full time employees, an annual retainer of $3,000 plus $500 and out-of-pocket expenses for each Board meeting attended.

  * Mr. Holzinger is finishing the term of Mr. Phillip Langsdorf who resigned as of July 10, 1998.

Item 10. Executive Compensation.

  The following table sets forth the cash compensation (consisting entirely of salary) paid (or accrued for) by the Company to its President and Chairman of the Board, the only two executive officers whose aggregate remuneration exceeded $100,000, for the Company's fiscal years ended April 30, 1998, 1998 and 1996:

SUMMARY COMPENSATION TABLE

Name and
Principal
Position                 Year Annual Compensation

Martin Fox, President    1998     $1,500
                         1997     $1,500
                         1996   $114,000

Daniel DeStefano,        1998     $1,500
Chairman of the Board    1997     $1,500
                         1996   $100,800

  During the fiscal year ended April 30, 1996 the Company granted to Mr.
Fox and Mr. DeStefano options, exercisable immediately and expiring in five years, to each purchase 125,000 shares of the Company's common stock at $2.00 per share. Such options were terminated and cancelled as of March 25, 1998, and on that date the Company granted 250,000 stock options each to Mr. Fox and Mr. DeStefano at an exercise price of $1.95 pursuant to the Company's 1996 Employee Stock Option Plan. These options are immediately exercisable to the extent of 20% with an additional 20% exercisable on March 25 each subsequent year. Neither Mr. Fox nor Mr. DeStefano had any other outstanding stock options or stock appreciation rights. Furthermore, neither of them received awards under long-term incentive plans that are stock based during the three fiscal years referred to above.

The Company does not have employment agreements with any of its executive officers.

The Company has two stock option plans, the 1991 Stock Option Plan (the "1991 Plan") and the 1996 Stock Option Plan (the "1996 Plan").

No further grants will be issued under the 1991 Plan.  At April
30, 1998, 42,500 options were outstanding exercisable with respect to the 1991 Plan.

Pursuant to the 1996 Plan, 500,000 shares were made available for the grant of stock options. The awards can take the form of Incentive Stock
Options ("ISOs") or Non-qualified Stock Options (NQSOs") and may be granted to key employees, directors and consultants, with terms not to exceed ten years. Options granted under this Plan vest 20% immediately upon grant, with an additional 20% vesting on each subsequent anniversary of the grant date, or as set forth by the Board of Directors. Options may be exercised in whole or in part. The exercise price of the ISOs is the market price of the Company's common stock on the date of grant and has ranged from $1.75 to $2.75 per share. The exercise price of NQSOs shall be determined by the board of directors whengranted. Any plan participant who is granted ISOs and possesses more than 10% of the voting rights of the Company's outstanding common stock must have an option price of at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. At April 30, 1998, 86,777 options were exercisable under the 1996 Plan.

As of April 30, 1998, options to purchase 604,442 shares of the Company's Common Stock at prices ranging from $1.75 to $1.95 were outstanding under the 1996 Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners. The following table sets forth, as of July 15, 1998, information concerning the only persons who are known by the Company to own beneficially more than five percent of the outstanding Shares of the Company and information concerning ownership of outstanding Shares by all current directors and executive officers of the Company as a group. Except as otherwise indicated, all such persons have both sole voting and investment power over the Shares shown as being beneficially owned by them.

Name and Address of           Amount and Nature               Percent of
Beneficial Owner              Of Beneficial Ownership             Class

Martin Fox
2500 Arrowhead Drive
Carson City, Nevada 89706                1,459,588 (1)            30.2%

Daniel A. DeStefano
2500 Arrowhead Drive
Carson City, Nevada 89706                  920,010 (2)            19.0%

DeStefano Children Trust
c/o John McConeghy
42 Sterling Lane
Wayne, New Jersey 07470                    530,546 (3)            11.1%

Melvyn I. Weiss
One Pennsylvania Plaza
New York, New York 10119                   283,650 (4)             5.9%

Pioneer Ventures Associates              1,000,000 (5)            17.3%
  Limited Partnership
651 Day Hill Road
Windsor, Connecticut 06095

Robert Lerman                            1,019,895 (6)            17.6%
651 Day Hill Road
Windsor, Connecticut 06095

All Executive Officers and
Directors as a Group (5 persons)         3,459,493 (5)            58.8%


 (1) This amount includes 136,984 Shares owned by trusts for the benefit of Mr.Fox's children of which Mr. Fox is a trustee and of which Mr. Fox disclaims beneficial ownership. Mr. Fox has shared voting and investment power over the Shares owned by such trusts. This amount also includes 128,578 Shares owned by the Martin Fox Retirement Trust. This amount does not include 53,433 Shares owned by a trust for the benefit of unrelated persons of which Mr. Fox is a trustee and of which Mr. Fox disclaims beneficial ownership. This amount also includes 50,000 shares which Mr. Fox has the right to acquire pursuant to a currently exercisable stock option.

(2) This amount includes 112,138 Shares owned by the Daniel DeStefano Retirement Trust. This amount also includes 50,000 shares which Mr. DeStefano has the right to acquire pursuant to a currently exercisable stock option.

(3) Owned by the DeStefano Children Trust for the benefit of Mr.
DeStefano's adult children, of which the trustees are Messrs. John McConeghy and Fred DeStefano (Mr. Daniel A. DeStefano's brother).

(4) This amount also includes 136,984 Shares owned by trusts for the benefit of Mr. Fox's adult children of which Mr. Weiss is a trustee and of which Mr.Weiss disclaims beneficial ownership. Mr. Weiss has shared voting and investment power over the Shares owned by such trusts.

(5) Pioneer Ventures Associates Limited Partnership is the owner of a $3,000,000 convertible subordinated debenture which is convertible into a maximum of 1,000,000 shares of the Company's common stock.

(6) This amount includes 1,000,000 shares which may be acquired by Pioneer Ventures Associates Limited Partnership upon conversion of the convertible Subordinated Debenture due May 1, 20003, (ii) 4,400 shares held by Robert and Ellen Lerman, (iii) 1,960 and 3,500 shares held by Texas Enterprises, Inc.. and Pioneer Capital Corp., respectively, of which Mr. Lerman is the owner of 50% of the issued shares of such corporations, (iv) 9,935 shares held by the Robert A. Lerman Money Pension Plan & Trust, and (v) 100 shares held by Ellen Lerman, his wife. See "Certain Relationships and Related Transactions."

(7) See footnotes (1), (2) and (6) above. This amount includes 10,000 shares owned by Mr. Holzinger. This amount also includes 5,000 shares which Mr. Bandler, a Director and Chief Financial Officer of the Company has the right to acquire pursuant to a currently exercisable stock option.

Item 12. Certain Relationships and Related Transactions

On February 25, 1998, the Company entered into the Debenture Commitment Agreement with Pioneer Ventures Associates Limited Partnership ("PVALP") pursuant to which PVALP has agreed to make certain loans to the Company to be repaid by the Company in accordance with the terms of convertible subordinated debentures (the "Debentures"). PVALP has initially loaned $3,000,000 to the Company and the Company has issued the First Subordinated Debenture due May 1, 2003 (the "First Debenture").

The terms of the First Debenture include the condition that the principal stockholders of the Company (the "Principal Stockholders"), which include Mr. DeStefano and Mr. Fox, enter into the Voting Agreement.

The Voting Agreement provides that so long as there is any unpaid principal amount or interest outstanding under the Debentures or so long as the conversion shares are held by PVALP, the Principal Stockholders will vote all of their Common Stock for the election of PVALP's designee as a director of the Company. Mr. Robert Lerman, a director of the Company is PVALP's nominee, and the President of Pioneer Ventures Corp., the managing member of the general partner of PVALP. In addition, in the event of a default under the Debenture Commitment Agreement, the Principal Shareholders agree to elect that number of nominees to the Board of directors designated by PVALP such that the Board of Directors becomes comprised of a majority of nominees of PVALP. The Principal Shareholders also agree to vote in favor of the PVALP nominees so long as any interest or principal remains unpaid.

The Voting Agreement also provides that the Principal Shareholders may not transfer any Common Stock to any affiliate without PVALP's prior written consent. "Affiliate" is defined in the Voting Agreement as (a) any spouse, parent, parent-in-law, grandparent, grandchild, sibling, uncle, aunt, niece, nephew or first cousin of the transferor or (b) any person which the transferor directly or indirectly controls or (c) any transfer to a person if the transferor remains a beneficial owner, as that term is used in Section 13
(d) of the Securities Exchange Act of 1934, as amended, of the transferred shares.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits.  See Index of Exhibits annexed hereto.

      (b) Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarterly period ended April 30, 1998.


                                  SIGNATURES


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  8/13/98                     INITIO, INC.


                                   /s/ Martin Fox
                                   ---------------------------
                                   By:   Martin Fox, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  8/13/98                     /s/ Martin Fox
                                   ----------------------
                                   Martin Fox,
                                   President and Director


Date:  8/13/98                     /s/ Daniel DeStefano
                                   ----------------------
                                   Daniel DeStefano,
                                   Chairman of the Board
                                   and Director


Date:  8/13/98                     /s/ Michael Bandler
                                   ----------------------
                                   Michael Bandler,
                                   Treasurer, Chief Financial
                                   Officer and Director


Date:  8/13/98                     /s/ Robert A. Lerman
                                   -----------------------
                                   Robert A. Lerman,
                                   Director


Date: 8/13/98                      /s/ James J. Holziner
                                   -----------------------
                                   James J. Holzinger,
                                   Director









                            INDEX OF EXHIBITS


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

 (d) Lease for premises located at Route 1 and Route 114, Danvers, Massachusetts -- incorporated by reference to Exhibit 10(d) to the SB-2.

 (e) Loan Agreement dated March 20, 1996 between The Company and Sierra
Bank of Nevada -- incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996

 (f) Eleventh Amendment to Line of Credit and Loan Security Agreement, dated as of March 15, 1998, between United Jersey Bank and Deerskin Trading Post, Inc.

 (g) Third Restated Promissory Note, dated as of March 15, 1998, between United Jersey Bank and Deerskin Trading Post, Inc.

 (h) Fourteenth Amendment to Line of Credit Loan and Security Agreement, dated as of January 31, 1998, between Summit Bank and Deerskin Trading Post, Inc.

 (i) 1996 Stock Option Plan

 (j) Debenture Commitment Agreement, dated as of February 25, 1998, by and between the Company and PVALP incorporated by reference to Schedule 13D dated February 25, 1998 filed by Martin Fox.

 (k) Convertible Subordinated Debenture due May 1, 2003 incorporated by reference to Schedule 13D dated February 25, 1998 filed by Martin Fox

 (l) Voting Agreement, dated as of February 25, 1998, by and between PVALP and the Principal Stockholders incorporated by reference to Schedule 13D dated February 25, 1998 filed by Martin Fox.


(21) List of Subsidiaries -- incorporated by reference to Exhibit 21 to the SB-2.



                                Initio, Inc.

Management's Discussion and Analysis of Financial Condition and the Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the Company's Financial Statements and Notes thereto.

Management's discussion and analysis contains " forward looking statements " about the Company's future prospects. These statements are subject to risks and uncertainties which could cause actual results to differ materially from those expected by Management. Reader's are therefore cautioned not to rely upon on any such forward looking beliefs or judgments in making investment decisions.

Results of Operation

Gross Shipments, declined in each of the significant areas of the Company's business.

                  Year Ending       Year Ending
Gross Shipments   April 30th, 1998  April 30th, 1997    Change        % Change
 Deerskin Catalog $ 7,706,504         $ 8,196,813        ($  490,309)  ( 6.0 )
 Joan Cook Catalog  3,128,670           3,289,374         ( 160,704 )  ( 4.9 )
 Media Advertising  1,143,638           1,532,040         ( 388,402 )  ( 25.4 )
 Retail Closeout      363,873             470,073         ( 106,200 )  ( 22.6 )
 Other                361,860             255,095           106,765      41.8
                  -----------           ---------         ----------
    Total        $ 12,704,545         $13,743,395     ( $ 1,038,850 )   (7.5 )

Deerskin catalog circulation was reduced approximately 15 %, to 3,801,000 books this season from 4,470,00 last year, while average response rates increased approximately 10 % to $2,080 per thousand catalog mailed. Management believes that this year's result was limited by an unusually warm winter in many partsof the country.

Joan Cook catalog circulation was increased approximately 2.7 % books this season to 2,737,000 books from 2,666,000 last year while average response rates declined approximately 6.4 % to $ 1,130 per thousand catalogs mailed. Response rates of external lists were particularly adverse.

Media circulation was materially curtailed when results in October and November 1997 were little better than breakeven. This trend worsened in January, 1998. The decline in retail closeout gross sales reflects the absence of a second outlet in the current period, a bulk sale of shoes in the earlier year and the continuation of a long term decline in the Danvers store's results. The other category includes list rental income, which increased $ 33,000 or
26.5 % and sales to a supplier who began their own catalog, which increased
$ 73,000 or 56.6 %. The Company has since determined that its' participation in the suppliers catalog did not meet acceptable profitability standards and has terminated the relationship.

The Company is having constructed an Internet store at this time and anticipates the commencement of significant e - commerce in time for this season's primary selling period.

Customer refunds decreased $ 82,877, or 5.0 %, in the current period but increased as a percentage of relevant shipments to 12.4%.
                 Year Ending            Year Ending                     %
Refunds          April 30th, 1998      April 30th, 1997    Change    Change
Deerskin Catalog $ 1,298,835           $ 1,361,538    (  $ 62,703 ) (4.6 )
Joan Cook Catalog    184,871               176,703          8,168    4.6
Media Advertising     57,886                74,102       ( 16,216   (21.9 )
Retail Closeout       29,409                41,535       ( 12,126 ) (29.2 )
Total            $ 1,571,001           $ 1,653,878    (  $ 82,877 )  (5.0 )

                                    Year Ending             Year Ending
Refunds as a % of Shipments         April 30th, 1998        April 30th, 1997
Deerskin Catalog                            16.8               16.6
 Joan Cook Catalog                           5.9                5.4
 Media Advertising                           5.1                4.8
 Retail Closeout                             8.1                8.8
              Average                       12.4               12.1

As a consequence of the foregoing, the Company's Net Sales declined $955,973, or 7.9 %.

                    Year Ending         Year Ending                      %
Net Sales           April 30th, 1998    April 30th, 1997  Change      Change
 Deerskin Catalog   $ 6,407,669         $ 6,835,275     ($427,606 )   (6.3 )
 Joan Cook Catalog    2,943,799           3,112,671     ( 168,872 )   (5.7 )
 Media Advertising    1,085,752           1,457,938     ( 372,186 )   (5.4 )
 Retail Closeout        334,464             428,538     (  94,074 )  (21.9 )
 Other                  361,860             255,095       106,765     41.8
    Total          $ 11,133,544        $ 12,089,517 (  $  955,973 )   (7.9 )

Merchandise cost declined $ 80,186, or 1.7 %, but increased as a percentage of Net Sales to 41.6 % from 39.0% in the earlier period. In anticipation of a liquidation of the Danvers retail store inventory, the Company has included in merchandise a $ 564,000 charge this year. Mitigating this increase has been a change in the Company's approach to pricing new catalog products, resulting in increased margins and the reduction in minimal margin retail closeout sales.

Advertising Costs declined $ 174,002, or 4.2 %, Company wide entirely because of the decreased circulation of and increased response rates of the Deerskin catalog.

                         Year Ending       Year Ending                 %
Advertising costs        April 30th, 1998  April 30th, 1997  Change
Change
 Deerskin Catalog        $ 1,950,821       $ 2,249,204    ( $ 298,383)(13.2 )
 Joan Cook Catalog         1,353,149         1,252,336        100,813   8.0
 Media Advertising           566,325           551,042         15,283   2.7
 Retail Closeout              56,466            48,181          8,285  17.1
    Total               $  3,926,761      $  4,100,763  (  $  174,002) (4.2 )



                             Year Ending            Year Ending
Advertising costs, as a      April 30th, 1998       April 30th, 1997
   % of Net Sales
   Deerskin Catalog               30.4                    32.9
 Joan Cook Catalog                46.0                    40.2
 Media Advertising                52.2                    37.8
 Retail Closeout                  16.8                    11.2
        Overall                   35.3                    33.9

Fulfillment, General and Administrative increased $ 130,287, or 3.6 % in the current period. Several, unusual events are the cause of this change. In May, 1998, the Company closed its Peabody operation, transferring all fulfillment processing to Carson City. Exit costs from Peabody, as well as startup costs in Carson City, have been charged to this year's operations. Also, in the current period the Company reduced its mail order inventories causing previously deferred purchasing, processing and warehouse costs approximating $120,000 to be charged to operations in the fulfillment, general and administrative category.

Net Interest expense decreased in the later period, reflecting lower merchandise inventory levels, and hence lower bank borrowings. Gains from the sale of marketable increased and the Company realized a gain when a purchaser of the Peabody property failed to consummate the transaction and forfeited their deposit.


Liquidity and Financial Resources

In February, 1998, the Company issued $ 3,000,000 principal amount of a five year, 8 % debenture which is convertible into the Company's common stock at $ 3.00 per share. The Company also obtained a commitment for an additional $2,000,000 to be used for specified purposes including Internet activities.

In the current period, through careful planning, the Company reduced inventory levels and as a result bank borrowings. In February, 1998, the Company completed repayment of its short term borrowings with a portion of the proceeds from the issuance of the subordinated debenture. The Company has obtained a new bank facility to permit the issuance of letters of credit for import purposes.

At April 30th, 1998, the Company's cash balances were $ 2,249,000 and marketable securities, valued at current market prices, stood at more than $1,073,000. At the same time, the Company's entire current liabilities were $430,000.

It is Management's belief that the Company now has available adequate resources, to conduct its operations, in the coming fiscal year.


Year 2000 Compliance

The Company is presently in the process of evaluating its information technology for the Year 2000 Compliance. The Company does not expect that the cost of modification, will be material to the results of operation or financial condition of the Company. The Company does not anticipate any material disruption in its operations because of failure of Year 2000 Compliance, and has yet to make inquiry of its significant suppliers or financial institutions.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of Initio, Inc.:

We have audited the accompanying consolidated balance sheets of Initio, Inc. (a Nevada corporation) and subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Initio, Inc. and subsidiary as of April 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





July 22, 1998



Arthur Andersen LLP
New York, New York







                                   Initio, Inc.
                     Consolidated Statement of Operations
                                For the Year Ended

                              30-Apr-98      30-Apr-97

Net Sales                    11,133,544     12,089,517

Costs and Expenses
  Merchandise                 4,632,363      4,712,549
  Advertising                 3,926,761      4,100,763
                              ---------      ---------
                              8,559,124      8,813,312
                              ---------      ---------
                              2,574,420      3,276,205
  Fulfillment, General and
   Administrative             3,703,682      3,573,375
                              ---------      ---------
     Operating Loss          (1,129,262)      (297,170)

Other Income ( Expense )
  Interest Income                62,042         43,168
  Interest Expense             (284,378)      (320,870)
  Gain on the Sale              498,752        443,685
   of Marketable Securities
  Other                          48,257          7,000
                                -------        -------
                                324,673        172,983
                                -------        -------

 Net Loss                      (804,589)      (124,187)
                                =======        =======

Loss per Common Share
 Basic                           ($0.17)        ($0.03)
 Diluted                         ($0.17)        ($0.03)

Weighted Average Shares
 Basic                        4,842,737      4,681,280
 Diluted                      4,842,737      4,681,280


 The accompanying notes are an integral part of these financial statements.



                                   Initio, Inc.
                         Consolidated Balance Sheets
                                     As at

                                30-Apr-98     30-Apr-97

Assets

Current Assets
  Cash                         $2,249,992      $300,361
  Marketable Securities         1,073,308       636,072
  Inventory                     1,790,259     3,247,405
  Prepaid Advertising             228,192       360,597
  Property Held for Sale          324,953       324,953
  Other Current Assets            460,364       680,948
                                ---------     ---------
    Total Current Assets        6,127,068     5,550,336


Property and Equipment          3,018,171     2,947,327
  Less;Accumulated Depreciation 1,266,561     1,116,178
                                ---------     ---------
    Net Property and Equipment  1,751,610     1,831,149


Customer List                   1,462,872     1,462,872
  Less; Accumulated Amortization  192,003       155,430
                                ---------     ---------
     Net Customer List          1,270,869     1,307,442


Other Assets                       95,454        12,174

       Total Assets            $9,245,001    $8,701,101
                                =========     =========




 The accompanying notes are an integral part of these financial statements.



                                  Initio, Inc.
                         Consolidated Balance Sheets
                                    As at

                                          30-Apr-98        30-Apr-97

Liabilities and Stockholders' Equity

Current Liabilities
  Short Term Debt                                $0       $1,850,000

  Accounts Payable                          171,498          458,515
  Customers' Unshipped Orders                34,121           38,152
  Accrued Expenses and Other
   Current Liabilities                      224,966          154,794
                                            -------        ---------
    Total Current Liabilities               430,585        2,501,461

Mortgage Payable                            874,105          914,092
Subordinated Convertible Debenture        3,000,000                0

Commitments ( see accompanying notes )

Stockholders' Equity
  Common Stock, $ .01 par value, Authorized
   10,000,000 shares, issued  5,271,935 and
   5,081,535 shares respectively             52,719           50,815
  Additional Paid In Capital              8,876,678        8,682,183
  Accumulated Deficit                    (3,925,537)      (3,120,948)
  Unrealized Gain on Marketable Securities  514,406          150,279
                                          ---------        ---------
                                          5,518,266        5,762,329
  Less; Treasury Stock, 429,398 and 391,871
   shares respectively                      577,955          476,781
                                          ---------        ---------
     Total Stockholders' Equity           4,940,311        5,285,548

     Total Liabilities and Stockholders'
     Equity                              $9,245,001       $8,701,101
                                         ==========        =========

 The accompanying notes are an integral part of these financial statements.


                                      Initio, Inc.
                   Consolidated Statement of Stockholders' Equity
                                                             Unrealized
                             Additional                      Gain On
                     Common  Paid In  Accumulated  Treasury  Marketable
                      Stock  Capital  Deficit        Stock   Securities
Total
Balance April 30,
 1996                50,715 8,670,283 (2,996,761) (476,781)  5,714 5,253,170

Issuance of  10,000
  Common Shares to      100    11,900                                 12,000
  Directors

Unrealized Gain                                            144,565   144,565

Net Loss                                (124,187)                   (124,187)
                     ------ ---------  ---------   -------  ------- ---------
Balance April 30,
 1997                50,815 8,682,183 (3,120,948) (476,781)150,279 5,285,548

Issuance of 60,000 Common
  Shares to
  Employees             600    65,400                                 66,000

Exercise of Employee Stock
  Options for 130,400 Common
  Shares              1,304   129,095                                130,399

Repurchase of 37,527 Common
Shares from Employees                             (101,174)         (101,174)

Unrealized Gain on Marketable
 Securities                                                364,127   364,127

Net Loss                                 (804,589)                  (804,589)
                     ------ ---------   ---------  ------- ------- ---------
Balance April 30,
 1998                52,719 8,876,678  (3,925,537)(577,955)514,406 4,940,311
                     ====== =========   =========  ======= ======= =========

 The accompanying notes are an integral part of these financial statements.


                                      Initio, Inc.
                         Consolidated Statement of Cash Flows
                                                 For the Year Ended
                                              30-Apr-98      30-Apr-97

Cash Flows from Operating Activities;

  Net Loss                                    ($804,589)     ($124,187)
  Depreciation and Amortization                 186,956        211,168
  Compensation Paid with Common Stock            60,000         12,000
  Gain on the Sale of Marketable Securities (498,752) (443,685) Decrease ( Increase ) in Current Assets
    Inventory                                 1,457,146        493,463
    Prepaid Advertising                         132,405       (122,760)
    Other Current Assets                        180,584        (44,710)
  Increase ( Decrease ) in Current Liabilities
    Accounts Payable                           (287,017)        41,477
    Customers' Unshipped Orders                  (4,031)       (26,662)
    Accrued Expenses and Other Current
     Liabilities                                 70,172        (29,416)
                                                -------         ------
       Net Cash Provided By ( Used In )
        Operating Activities                    492,874        (33,312)

Cash Flows from Investing Activities
  Purchase of Property and Equipment            (70,844)       (15,074)
  Net Proceeds from Marketable Securities       425,646        673,416
                                                -------        -------
       Net Cash Provided By
         Investing Activities                   354,802        658,342

Cash Flows from Financing Activities
  Net Repayment of Short Term Debt           (1,850,000)      (750,000)
  Debenture Proceeds                          3,000,000              0
  Debenture Costs                               (43,280)             0
  Mortgage Repayment                            (39,987)       (36,587)
  Sale of Common Stock, Net of Treasury
   Stock Repuchase                               35,222              0
                                              ---------        -------
      Net Cash Provided By ( Used In )
       Financing Activities                   1,101,955       (786,587)

Net Increase ( Decrease ) in Cash             1,949,631       (161,557)
Cash at Start of Year                           300,361        461,918
                                              ---------        -------
Cash at End of Year                          $2,249,992       $300,361
                                              =========        =======

Cash Paid for Interest                         $284,378       $320,870
                                                =======        =======

 The accompanying notes are an integral part of these financial statements.


                                    Initio, Inc.
                 Notes to the Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Business
Initio, Inc., (the " Company "), through its wholly owned subsidiary, Deerskin Trading Post, Inc. (" Deerskin "), markets leather goods by way of the Deerskin catalog and gifts and housewares through its' Joan
Cook catalog. The Company also promotes its products through media advertising and has operated a retail closeout outlet. The Company's business is highly seasonal with increased sales in November and December.

Basis of Presentation
The consolidated financial statements include the accounts of the Company and Deerskin. All intercompany items have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported balances in the financial statements. Actual results can and do differ from management's best estimates.

Revenue Recognition
Revenue is realized at the time of shipment to customers. Payments for orders not yet shipped are reflected as Customers' Unshipped Orders, a current liability. As Revenue is recognized, customer returns are provided for based upon the Company's historical experience.

Advertising Recognition
Advertising costs of non test programs, including only incremental direct costs with independent third parties and payroll and payroll related costs of employees who are directly associated with advertising, are initially deferred. Catalog costs are amortized based upon anticipated revenue flows. Media costs are expensed to the extent of gross profit generated and make no contribution until costs are fully recovered. Test costs are expensed as incurred. The Company continually monitors its' prepaid advertising, making write downs, on a program by program basis, as required.

Inventory
Merchandise inventory is valued at the lower of cost or market, using the first-in, first-out method. Purchasing, preparation and storage costs of the mail order inventory, calculated on a percentage basis, are deferred until the inventory is sold.

Property and Equipment
Fixed assets are recorded at cost and then depreciated, using the straight line method over their estimated useful lives, which generally approximates 40 years for buildings and 3 to 10 years for equipment. Leasehold improvements are amortized over the lesser of their useful lives or the remaining lease terms. Disposed of and retired assets are removed from the accounts of the Company, as are fully depreciated assets.

Customer Lists
The Company assigns no value to internally generated customer lists. However, the customer list acquired as part of the Joan Cook acquisition is being amortized over 40 years on a straight line basis.

Stock Based Compensation
The Company has elected to continue to account for its' stock based compensation of employees, using the intrinsic value approach, pursuant to APB No. 25. However, the Company makes proforma disclosure of net income and earnings per share as if the fair value method of accounting for stock based compensation had been adopted.

Loss Per Common Share
In accordance with the Statement of Financial Standards ( " SFAS " ) No.
128, "Earnings per Share ", adopted  by  the  Company   as  at  April 30th,
1998, and applied retroactively April 30th, 1997 results, Basic Loss per Common Share, as well as Diluted Loss Per Common Shares has been computed based upon the weighted average number of actually outstanding shares of the Company's common stock. Inclusion of outstanding employee stock options and the Company's convertible debenture would have had an antidilutive effect in both periods and therefore have been excluded from the calculations.

Long Lived Assets
It is the Company's policy to record long lived assets, both tangible and intangible, at cost and to spread that cost over the useful life of the assets. These assets are reviewed periodically for impairment, giving due consideration to expected future revenue flows. No adjustment was required during the years ended April 30th, 1998 or April 30th, 1997.

Reclassification
Prior year balances have been reclassified to conform with the current year's presentation.

Recently Issued Accounting Standards
The Company will conform to SFAS 130, " Reporting Comprehensive Income " and SFAS 131 " Disclosures about Segments of an Enterprise and Related Information " for its' fiscal year beginning May 1st, 1998.


2. Marketable Securities

The Company has classified all its marketable securities as available for sale, and are presented at estimated fair market value, which has been determined based upon security market quotes. Realized gains and losses, calculated based upon specific identification of shares sold, are included in the Statement of Operations. Unrealized gains, amounting to $ 514,406 and $ 150,279 at April 30th, 1998 and April 30th, 1997 respectively, are included as a separate item in the Stockholders' Equity section of the Consolidated Balance Sheets.

3. Income Taxes

At April 30th, 1998, the Company had available, for Federal Income Tax purposes, approximately $ 4,100,000 of net operating loss and other future tax benefits, which expire in 2004 and thereafter. These benefits are not reflected in the Company's Consolidated Financial Statements as a result of the uncertainty of future utilization.

4. Stockholders' Equity

Stock Option Plans
The Company has two stock option plans, the 1991 Stock Option Plan ("1991 Plan " ) and the 1996 Stock Option Plan ("1996 Plan"). Under both Plans options to buy the Company's common stock have been granted to key employees and / or directors of the Company, for terms ranging from five to ten years and which become exercisable at fixed times. No further options will be granted pursuant to the 1991 plan. Options which may result in the issuance of up to 500,000 shares of the Company's common stock may be issued pursuant to the 1996 Plan.

Pursuant to the 1996 Plan the Company may award  either Incentive Stock
Options or Non Qualified Stock Options. The terms for either may not exceed ten years, while vesting is either 20 % annually or as the Company's Board of Directors provides. Exercise prices approximate the market price for the Company's stock, except that in the case of award to holders of more than 10 % of the Company's stock the exercise is to be set by the Company's Board of Directors.

Activity for the Plans is as follows for the years  ended;

                                  April 30th, 1998        April 30th, 1997
                                  Shares Average Price    Shares Average Price
Outstanding at beginning of year    505,332     $ 1.74     408,900    $1.73
 Granted                            525,000       1.95     109,802     1.75
 Exercised                         ( 98,400 )     1.00           0
 Forfeited                        (  34,990 )     1.69   (   8,296 )   1.76
 Cancelled                        ( 250,000 )     2.00   (   5,074 )   1.83
                                    -------       ----     -------     ----
Outstanding at end of year          646,942       1.92     505,332     1.74
                                    =======                =======
Exercisable at year end             179,277       1.90     414,486     1.73
                                   ========               ========



                      Options Outstanding
                       At April 30th, 1998

Exercise Price   shares  expires in  exercisable
 1.875           42,500  1998        42,500
 1.75            79,442  2001        31,777
 1.95           525,000  2003       105,000
                 ------              ------
                646,942             179,277
                 ======              ======

As a result of the 1991 and 1996 Plans, had the Company adopted the full value approach to accounting for employee stock options the Company's results of operations would have been for the years ended;

                          April 30th, 1998               April 30th, 1997

Net loss;    As reported   (  $ 804,589  )                 (  $ 124,187 )
             Proforma      (  $ 828,564  )                 (  $ 148,754 )

Loss Per Share;
Basic;       As reported     (  $ .17  )                      ( $ .03 )
             Proforma        (  $ .17  )                      ( $ .03 )
Diluted      As reported     (  $ .17  )                      ( $ .03 )
             Proforma        (  $ .17  )                      ( $ .03 )

The foregoing disclosure has been computed using the Black Scholes option pricing model with the following weighted average assumptions;
                             1998        1997
Risk free Interest Rate      5.63 %      6.4 %
Expected Lives               4 years     4 years
Expected Volatility          50 %        51 %
Expected Dividend Yield      0  %        0  %

Employee Stock Sale
In May, 1997, the Company sold 60,000 shares of its common stock to two key employees at a bargain price. The Company obtained the right to repurchase these shares, in varying amounts, should the employees terminate their employment in less than three years. The difference between the fair value of the shares, and the purchase price, $ 60,000, is being realized over the term of the repurchase agreement as additional employee compensation.

5. Commitments

Leases
The Company rents premises for its offices and the land upon which it has constructed its' Carson City operations center and Danvers closeout retail store. Rent expense approximated $ 130,000 for each of the years ended April 30th, 1998 and April 30th, 1997. Future minimum rental payments under operating leases, expiring at various dates through 2037, at April 30th, 1998 were as follows;


 Year Ended
April 30th, 1999   $ 70,270
April 30th, 2000     13,650
Thereafter           45,850
                   --------
                    129,770
                    =======

The Company's lease for its New Jersey office facility expires in November, 1998 and will not be renewed. A smaller replacement , at a lower annual rent, is currently being sought. The lease for the land under the Company's closeout retail store expires in the year 2000. The Company does not anticipate a lease renewal.

Letters of Credit
The Company had outstanding $ 585,000 and $ 430,000, at April 30th, 1998 and April 30th, 1997, respectively, of letters of credit issued to effect the direct import of merchandise.

6. Short Term Borrowings

The Company's bank line of credit expired by its terms during the year ended April 30th, 1998 and has not been replaced. Another bank has extended the Company, for this year, $ 600,000 credit facility to secure the issuance of letters of credit. Advances under the new line bear interest at the bank's prime rate plus 1.25 %, though no borrowings have been made to date.

7. Mortgage

In 1995, the Company borrowed $ 1,000,000, of which $ 913,000 was outstanding at April 30th, 1998, from a bank to finance the expansion of the Company's warehouse facility. The loan is secured by the warehouse, payable in monthly installments, bears interest at the rate of 9 1/4 %, subject to adjustment in the future, and is due in 2010.

8. Subordinated Convertible Debenture

In February, 1998, the Company issued $ 3,000,0000 principal amount of a five year, 8 %, debenture which is convertible, at $ 3.00 per share, into the Company's common stock. The Company has also obtained a commitment for an additional $ 2,000,000 to be used for acquisitions and/or internet activities. The conversion price of future borrowings is contingent upon the future market price of the Company's common stock. To date, no additional borrowings have been consummated. As a condition of the debt, a representative of the debenture holder has been elected to the Company's Board of Directors. The costs of this debt issuance have been deferred and are being amortized over the term of the debenture, using the effective interest rate method.

9. Related Party Transactions

The Chairman and President of the Company have for the years ended April
30th, 1998 and April 30th, 1997 waived all but nominal current cash compensation, though they continue to receive fringe benefits such as participation in the Company health plans. In March, 1998, these individuals were granted options, pursuant to the Company's 1996 Plan, to purchase 250,000 shares, each, of the Company's common stock at $ 1.95 per share, 110 % of the market price of the Company's common stock at the time of grant. At the same time options to purchase 125,000 shares, each, of the Company's common stock at $ 2.00 per share, previously granted to these officers of the Company, were cancelled.

10. Subsequent Events

The Company's Danvers outlet store land lease expires in the year 2000. In anticipation of an inventory liquidation, a valuation provision of $564,000 has been included in merchandise costs for the year ended April 30th, 1998, to present the inventory at estimated net realizable value.


                                 Exhibit 27

This schedule contains summary information extracted from the Company's accompanying audited financial statements and is qualified in its entirety by reference to such financial statements.


Period                            12 months        12 months
Fiscal Year End                   April 30, 1998   April 30, 1997
Period End                        April 30, 1998   April 30, 1997
Cash                                 $ 2,249,992      $   300,361
Securities                             1,073,308          636,072
Receivables                                    0                0
Allowances                                     0                0
Inventory                              1,790,259        3,247,405
Current Assets                         6,127,068        5,550,336
Property, Plant and Equipment          3,018,171        2,947,327
Accumulated Depreciation               1,266,561        1,116,178
Total Assets                           9,569,954        9,026,054
Current Liabilities                      430,585        2,501,461
Bonds                                  3,000,000                0
Preferred                                      0                0
Common                                    52,719           50,815
Other Stockholders Equity              4,887,592        5,234,733
Total Liabilities & Stockholders'      9,569,954        9,026,054
Net Sales                             11,133,544       12,089,517
Cost of Goods Sold                     4,632,363        4,712,549
Other Expenses                         7,630,443        7,674,138
Interest Expense                         284,378          320,870
Net Loss                                 804,589          124,187
Basis Loss Per Share                         .17              .03
Diluted Loss Per Share                       .16              .03