Form 10QSB
period 1998-07-31
INITIO INC
filed 1998-09-15
CIK 50505

United States
Securities and Exchange Commission
Washington, D.C. 20549
------------------------------
Form 10 QSB

( X ) Quarterly Report pursuant to Section 13 or 15 ( d ) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 31st, 1998

(    ) Transition Report pursuant to Section 13 or 15 ( d )
of the Securities Exchange Act of 1934
--------------------------------
Commission File  Number  0-9848

Initio, Inc.

( Exact name of small business registrant as specified in its charter )

Nevada                                                      22-1906744
( State or other jurisdiction of                          ( IRS Employer
incorporation or organization )                       Identification No. )

2500 Arrowhead, Drive, Carson City, Nevada          89706
( Address of principal executive office )          ( Zip Code )

Registrant's telephone number, including area code:  ( 702 ) 883 - 2711

Indicate by check mark whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15 ( d ) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period the registrant was required to file such reports ), and ( 2 ) has been subject to
such filing requirements for the past 90 days. Yes  X   No

The number of shares outstanding of the registrant's common stock as of September 10th, 1998 was 4,662,878
Transitional Small Business Disclosure Format Yes   No X

Initio, Inc.
Form 10-QSB
For the Quarter Ended July 31, 1998
Table of Contents

Part I. Financial Information                                          Page
  Item 1. Financial Statements
    a)  Consolidated Statements of Operations and  for the Three
         Months Ended July 31st, 1997 and 1998                            1.
    b)  Consolidated Balance Sheets as at April 30th, 1998 and
         July 31st, 1998                                                  2.
    c) Consolidated Statement of Stockholders' Equity for the
        Three Months Ended July 31st, 1998                                4.
    d) Consolidated Statements of Cash Flows for the Three
         Months Ended July 31st, 1997 and 1998                            5.
     e) Notes to Financial Statements                                     6.
  Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         7.
Part II. Other Information                                               12.
  Item 6. Exhibits and Reports on Form 8K
       a) Exhibit 27                                                     13.
Signatures                                                               14.

Part I. Financial Information
  Item 1. Financial Statements
Initio, Inc.
Consolidated Statement of Operations
For the Three Months Ended

                                   July 31st, 1998        July 31st, 1997
                                   ( Unaudited )          ( Unaudited )

Net Sales                              $883,559             1,110,354

Costs and Expenses
  Merchandise                           268,805               286,074
  Advertising                           365,740               410,620
                                        634,545               696,694
                                        249,014               413,660
  Fulfillment, General and
   Administrative                       511,381               529,810
     Operating Loss                   (262,367)              (116,150)

Other Income ( Expense )
  Interest Income                       30,211                 15,813
  Interest Expense                     (79,949)               (73,365)
  Gain on the Sale of Marketable Se    110,079                 55,056
                                        60,341                 (2,496)

        Net Loss                      (202,026)              (118,646)

Other Comprehensive Income
  Unrealized Gains ( Losses) on Marketable
   Securities
    Arising  During the Period         (18,526)                48,754
    Reclassification of Gains Reali    (81,354)               (38,172)
                                       (99,880)                10,582
        Comprehensive Income          (301,906)              (108,064)
                                       =======                =======
Loss per Common Share
        Basic                           ($0.04)                 (0.03)
        Diluted                         ($0.04)                 (0.03)

Weighted Average Shares
        Basic                         4,752,134             4,699,363
        Diluted                       4,752,134             4,699,363


        See accompanying Notes

                                              1


Initio, Inc.
Consolidated Balance Sheets
As at

                                    July 31, 1998         April 30, 1998
                                   ( Unaudited )          ( Audited )
Assets

Current Assets
  Cash                                 $985,370             $2,249,992
  Marketable Securities               1,088,177              1,073,308
  Inventory                           2,554,744              1,790,259
  Prepaid Advertising                   307,189                228,192
  Property Held for Sale                324,953                324,953
  Other Current Assets                  461,869                460,364
    Total Current Assets              5,722,302              6,127,068


Property and Equipment                3,121,850              3,018,171
  Less; Accumulated Depreciation      1,300,762              1,266,561
    Net Property and Equipment        1,821,088              1,751,610


Customer List                         1,462,872              1,462,872
  Less; Accumulated Amortization        201,145                192,003
     Net Customer List                1,261,727              1,270,869


Other Assets                            114,810                 95,454

       Total Assets                  $8,919,927             $9,245,001
                                     =========              =========




        See accompanying notes.
                                              2



Initio, Inc.
Consolidated Balance Sheets
As at

                                    July 31, 1998         April 30, 1998
                                   ( Unaudited )          ( Audited )
Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable                      397,599              $171,498
  Customers' Unshipped Orders            35,713                34,121
  Accrued Expenses and Other
   Current Liabilities                  221,975               224,966
    Total Current Liabilities           655,287               430,585

Mortgage Payable                        860,660               874,105

Subordinated Convertible Debenture   3,000,000              3,000,000

Commitments ( see accompanying notes )
Stockholders' Equity
  Common Stock, $ .01 par value, Authorized
   10,000,000 shares, issued 5,092,206
   and 5,271,935 shares, respective      50,922                52,719
  Additional Paid In Capital          8,644,050             8,876,678
  Accumulated Deficit               (4,127,563)            (3,925,537)
  Accumulated Other Comprehensive I     414,526               514,406
                                      4,981,935             5,518,266
  Less; Treasury Stock,  429,398 sh     577,955               577,955
     Total Stockholders' Equity       4,403,980              4,940,311

     Total Liabilities and Stockhol  $8,919,927             $9,245,001
                                       =======                =======

        See accompanying notes.
                                              3

Initio, Inc.
Consolidated Statement of Stockholders' Equity
For the Three Months Ended July 31st, 1998
        ( unaudited )


 Accumulated
                          Additional                      Other
                  Common   Paid In  AccumulatedTreasury Comprehensive
                   Stock   Capital    Deficit    Stock    Income    Total
Balance April 30, $52,719 $8,876,678($3,925,537)($577,955)$514,406 $4,940,311
  1998

Purchase of 179,729(1,797) (232,628)                                (234,425)
  Treasury Shares

Other Comprehensive Loss                                 (99,880)   ( 99,880)

Net Loss                              (202,026)                     (202,026)
                  -------   -------    -------  -------   -------   -------
Balance July 31,   50,922  8,644,050(4,127,563)(577,955)  414,526  4,403,980
  1998
                  =======   =======    =======  =======   =======   =======


        See accompanying notes.

                                                         4
Initio, Inc.
Consolidated Statement of Cash Flows
For the Three Months Ended
                                   July 31st, 1998        July 31st, 1997
                                    ( unaudited )          ( unaudited )
Cash Flows from Operating Activities;

Comprehensive Loss                    (301,906)              (108,064)
  Depreciation and Amortization         43,343                 55,369
  Gains on Marketable Securities       (10,199)               (65,637)
  Decrease ( Increase ) in  Assets
    Inventory                         (764,485)              (805,732)
    Prepaid Advertising                (78,997)                56,174
    Other Assets                       (20,861)                36,217
  Increase ( Decrease ) in Current     224,702                 29,118
       Net Cash Provided By ( Used In )
        Operating Activities          (908,403)              (802,555)

Cash Flows from Investing Activities
  Purchase of Property and Equipmen   (103,679)                (7,471)
  Net Investment in Marketable Secu     (4,670)               (47,771)
       Net Cash Provided By
         Investing Activities         (108,349)               (55,242)

Cash Flows from Financing Activities
  Net Short Term Borrowings                  0                700,000
  Other                                (13,445)                (3,821)
  Treasury Stock Repurchased & Reti   (234,425)                     0
      Net Cash Provided By ( Used In )
       Financing Activities           (247,870)               696,179

Net Increase ( Decrease ) in Cash   (1,264,622)              (161,618)
Cash at Start of Period              2,249,992                300,360
Cash at End of Period                  985,370                138,742
                                          =======                =======

Cash Paid for Interest                 $17,677                 73,365
                                          =======                =======

        See accompanying notes.


                                                         5

Initio, Inc.
Notes to Financial Statements
Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements include all adjustments ( consisting only of normal recurring items ) necessary for their fair presentation in conformity with generally accepted accounting principles.

Preparing financial statements requires management's to make estimates and assumptions that effect the reported amounts of assets, liabilities, revenue and expenses and consequently stockholders' equity. Examples include estimates of future revenues and returns. Actual results may differ from these estimates.

Initio, Inc.'s ( the " Company's " ) business cycle is seasonal in nature. Interim results are likely not indicative of results to be expected for a full year.

The information included in this Form 10QSB should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Initio, Inc. April 30th, 1998 Form 10KSB

Loss per Share
Basic Loss per Common Share, as well as Diluted Loss per Common Share has been computed based upon the weighted average number of actually outstanding shares of the Company's common stock. Inclusion of outstanding employee stock options and the Company's convertible debenture would have had an antidilutive effect in both periods presented and therefore have been excluded from the calculations.

Comprehensive Income
Effective with the Three Months Ended July 31st, 1998, the Company has begun to apply FASB 130 and report Comprehensive Income. Prior Period Statements have been adjusted accordingly.


6.

Item 2. Management's Discussion and Analysis of Financial Condition and the Results of Operations

This discussion should be read in conjunction with the Company's Financial Statements and accompanying Notes. Management's discussion and analysis contains " forward looking statements " about the Company's future prospects. These statements are subject to risks and uncertainties which could cause actual results to differ materially from those expected by Management. Reader's are therefore cautioned not to rely upon on any such forward looking beliefs or judgments in making investment decisions.

Results of Operation

Gross Shipments, declined in each of the areas of the Company's business.

                              Three Months   Three Months
                                 Ending         Ending                 %
Gross Shipments               July 31, 1998  July 31, 1997  Change   Change
     Deerskin Catalog              $327,863       $429,548 ($101,685  (23.7)
     Joan Cook Catalog              617,842        732,951 (115,109)  (15.7)
     Media Advertising               17,713         52,301  (34,588)  (66.1)
     Retail Closeout                 21,928         32,126  (10,198)  (31.7)
       Total                       $985,346     $1,246,926 ($261,580  (21.0)

Deerskin catalog shipments during the first quarter of the Company's fiscal year reflect the tail end of consumer response from the prior season's catalog
 .circulation, During the 1997/1998 season, Deerskin catalog circulation was reduced approximately 15 %, and moved forward in the post holiday period. Management believes consumer response was limited by an unusually warm winter in many parts of the country.

Joan Cook catalog circulation was decreased approximately 11.5 % in the current period and the summer catalog mailed 3 weeks later. Response rates for the summer catalogs have increased compared to the prior period.

Media circulation was materially curtailed when results in October and November 1997 were little better than breakeven. This trend worsened in January, 1998. The decline in retail closeout gross sales reflects the continuation of a long term decline in the Danvers store's results.
7.


Management's Discussion and Analysis of Financial Condition and the Results of Operations

Construction of an Internet site has been completed and the Company anticipates additional revenues will be generated by this site during this season's primary selling period.

Customer refunds decreased $ 34,785, or 25.5%, in the current period and decreased as a percentage of relevant shipments to 10.3%.

                              Three Months   Three Months
                                 Ending         Ending                 %
Refunds                       July 31, 1998  July 31, 1997  Change   Change
     Deerskin Catalog               $52,110        $81,354 ($29,244)  (35.9)
     Joan Cook Catalog               48,260         50,780   (2,520)   (5.0)
     Media Advertising                  875          2,262   (1,387)  (61.3)
     Retail Closeout                    542          2,176   (1,634)  (75.1)
       Total                       $101,787       $136,572 ($34,785)  (25.5)

                              Three Months   Three Months
                                 Ending         Ending
Refunds as a % of Shipements  July 31, 1998  July 31, 1997
     Deerskin Catalog                  15.9           18.9
     Joan Cook Catalog                  7.8            6.9
     Media Advertising                  4.9            4.3
     Retail Closeout                    2.5            6.8
       Total                           10.3           10.9


At this stage in the Company's business cycle refund rates are largely estimates, and can vary significantly as the Company's fiscal year progresses.


8.


Management's Discussion and Analysis of Financial Condition and the Results of Operations


As a consequence of the foregoing, the Company's Net Sales declined $ 226,795, or 20.4 %.

                              Three Months   Three Months
                                 Ending         Ending                 %
Net Sales                     July 31, 1998  July 31, 1997  Change   Change
     Deerskin Catalog              $275,753       $348,194 ($72,441)  (20.8)
     Joan Cook Catalog              569,582        682,171 (112,589)  (16.5)
     Media Advertising               16,838         50,039  (33,201)  (66.4)
     Retail Closeout                 21,386         29,950   (8,564)  (28.6)
       Total                       $883,559     $1,110,354($226,795)  (20.4)

Merchandise cost declined $ 17,269 or 6.0 %, but increased as a percentage of Net Sales to 30.4 % from 25.8% in the earlier period, reflecting decreased activity offset by an unusually large favorable inventory variance in the earlier period.

Advertising Costs declined $ 44,880 or 10.9 %, but increased to 37.1 % of Gross Shipments.
                              Three Months   Three Months
                                 Ending         Ending                 %
                              July 31, 1998  July 31, 1997  Change   Change
     Deerskin Catalog               $92,650        $84,346   $8,304     9.8
     Joan Cook Catalog              260,864        312,469  (51,605)  (16.5)
     Media Advertising                2,463          9,218   (6,755)  (73.3)
     Retail Closeout                  9,763          4,587    5,176   112.8
       Total                       $365,740       $410,620 ($44,880)  (10.9)


9.


Management's Discussion and Analysis of Financial Condition and the Results of Operation

                              Three Months   Three Months
                                 Ending         Ending
Advertising costs, as a       July 31, 1998  July 31, 1997
  % of Gross Sales
     Deerskin Catalog                  28.2           19.6
     Joan Cook Catalog                 42.2           42.6
     Media Advertising                 13.9           17.6
     Retail Closeout                   44.5           14.2
       Total                           37.1           32.9

Fulfillment, General and Administrative decreased $ 18,429 or 3.5 % in the current period. In May, 1998, the Company closed its Peabody operation, transferring all fulfillment processing to Carson City. Consequently, the decrease in fulfillment costs associated with the lower level of operations has been offset by the startup costs in Carson City, charged to this year's operations.

Net Interest expense decreased in the later period, reflecting lower merchandise inventory levels, lower borrowings and the more favorable terms of the Company's debenture as compare to bank rates in the prior period. Realized gains from the sale of marketable securities increased, mostly reflecting previous periods then unrealized portfolio results.

Liquidity and Financial Resources

In February, 1998, the Company issued $ 3,000,000 principal amount of a five year, 8 % debenture which is convertible into the Company's common stock at $
3.00 per share. The Company also obtained a commitment for an additional $ 2,000,000 to be used for specified purposes including Internet activities.

10.

Management's Discussion and Analysis of Financial Condition and the Results of Operation

In February, 1998, the Company completed repayment of its short term borrowings with a portion of the proceeds from the issuance of the subordinated debenture. The Company has obtained a new bank facility to permit the issuance of letters of credit for import purposes.

During the three months ended July 31st, 1998, the Company increased its inventories $ 764,000, in preparation for its prime marketing season, repurchased 179,000 shares of its own stock, at a aggregate cost of $ 234,000 and invested $ 103,000 in furniture and equipment, primarily associated with the expansion of the Carson City facility.

At July 31st, 1998, the Company's cash balances were $ 985,000 and marketable securities, valued at current market value were $ 1,088,0000. It is Management's belief that the Company now has available adequate resources, to conduct its operations, in the coming fiscal year.

Year 2000 Compliance

The Company has completed its internal evaluation of information technology for the Year 2000 Compliance. The Company does not expect it will incur any significant costs of modification or disruption in its operations because of failure of Year 2000 Compliance. The Company has yet to make inquiry of its significant suppliers or financial institutions.

11.

Part II. Other Information

Item 4. Submission of Matter to a Vote of Security Holders

On June 5th, 1998, at the annual meeting of shareholders, Mr. Bandler and Mr. Langsdorf were elected as Directors of the Company, and the terms of Mr. Fox, Mr. Destefano and Mr. Lerman continued. Also, Arthur Anderson, LLP was elected as auditors of the Company for the year ended April 30th, 1998.

                    Votes      Votes   Votes
Topic                For      Against  Abstained Nonvoting

Mr. Bandler       4,306,082    2,818       0      522,547

Mr. Langsdorf     4,306,900    2,000       0      522,547

Arthur
 Anderson         4,068,589        0 240,311      522,547

Item 6. Exhibits and Reports on Form 8-K
( A ) Exhibits
        27.   Financial Data Schedule
( B ) Reports on Form 8-K
Initio, Inc. filed no reports on Form 8-K during the quarter ended July 31st, 1998.

Items 1,2,3 and 5 are not applicable and have been omitted.

12.

     Exhibit 27

This schedule contains summary information extracted from the Company's accompanying audited financial statements and is qualified in its entirety by reference to such financial statements.


Period                    Three Months  Year End        Three Months
Period End                July 31, 1998 April 30, 1998   July 31, 1997
Cash                            985,370    2,249,992
Securities                    1,088,177    1,073,308
Receivables                           0            0
Allowances                            0            0
Inventory                     2,554,744    1,790,259
Current Assets                5,722,302    6,127,068
Property, Plant and Equipm    3,121,850    3,018,171
Accumulated Depreciation      1,300,762    1,266,561
Total Assets                  8,919,927    9,245,001
Current Liabilities             665,287      430,585
Bonds                         3,000,000    3,000,000
Preferred                             0            0
Common                           50,922       52,719
Other Stockholders Equity     4,353,058    4,887,592
Total Liabilities & Stockh    8,919,927    9,245,001
Net Sales                       883,559                   1,110,354
Cost of Goods Sold              268,805                     286,074
Other Expenses                  877,121                     940,430
Interest Expense                 79,949                      73,365
Net Loss                        202,026                     118,646
Basis Loss Per Share               0.04                        0.03
Diluted Loss Per Share             0.04                        0.03


13.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		Initio, Inc.
Date; September 14th, 1998	By: /s/ Martin Fox
		Martin Fox
		President and Office of the Chief Executive
		By; /s/ Daniel DeStefano
		Daniel Destefano
Chairman of the Board and Office of the Chief Executive
		By; /s/ Michael Bandler
		Michael Bandler
 .		Secretary, Treasurer; Chief Financial Officer
14.