Form 10QSB
period 1998-10-31
INITIO INC
filed 1998-12-22
CIK 50505

United States
Securities and Exchange Commission
Washington, D.C. 20549
------------------------------
Form 10 QSB

( X ) Quarterly Report pursuant to Section 13 or 15 ( d ) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 31st, 1998

(    ) Transition Report pursuant to Section 13 or 15 ( d )
of the Securities Exchange Act of 1934
--------------------------------
Commission File  Number  0-9848

Initio, Inc.

( Exact name of small business registrant as specified in its charter )

Nevada                                                      22-1906744
                ( State or other jurisdiction of                          ( IRS
Employer
                 incorporation or organization )
Identification No. )

2500 Arrowhead, Drive, Carson City, Nevada          89706
                                  ( Address of principal executive office )
     ( Zip Code )

Registrant's telephone number, including area code:  ( 775 ) 883 - 2711

Indicate by check mark whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15 ( d ) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period the registrant was required to file such reports ), and ( 2 ) has been subject to
such filing requirements for the past 90 days. Yes  X   No

The number of shares outstanding of the registrant's common stock as of December 16, 1998 was 4,636,078
Transitional Small Business Disclosure Format Yes   No X

Initio, Inc.
Form 10-QSB
For the 6 Months ended October 31st, 1998
Table of Contents

Part I. Financial Information        Page
  Item 1. Financial Statements
    a)  Consolidated Statements of Operations and  for the Three
          and Six Months Ended October 31st, 1997 and 1998                   1.
    b)  Consolidated Balance Sheets as at April 30th, 1998 and
         October 31st, 1998        2.
    c) Consolidated Statement of Stockholders' Equity for the
        Six Months Ended October  31st, 1998        4.
    d) Consolidated Statements of Cash Flows for the Six
         Months Ended October 31st, 1997 and 1998        5.
     e) Notes to Financial Statements        6.
  Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations        8.
Part II. Other Information                 13.
  Item 6. Exhibits and Reports on Form 8K
       a) Exhibit 27                14.
Signatures                  15.











i.
Initio, Inc.
Consolidated Statement of Operations
For the
( Unaudited )
                            6 Months  Ended        3 Months  Ended
                           Oct. 31, 19Oct. 31, 199Oct. 31, 19Oct. 31, 1997

Net Sales                  $3,534,561  $4,167,864 $2,651,002  $3,057,510

Costs and Expenses
  Merchandise               1,188,656   1,447,047    919,851   1,160,973
  Advertising               1,314,259   1,486,105    948,519   1,075,485
                            2,502,915   2,933,152  1,868,370   2,236,458
                            1,031,646   1,234,712    782,632     821,052
  Fulfillment, General and
   Administrative           1,392,970   1,425,095    881,589     895,285
     Operating Loss          (361,324)   (190,383)   (98,957)    (74,233)

Other Income ( Expense )
  Interest Income              43,030      31,968     12,819      16,155
  Interest Expense           (167,520)   (159,163)   (87,571)    (85,798)
  Gain on the Sale of
     Marketable Securities    199,799     180,378     89,720     125,322
                               75,309      53,183     14,968      55,679
        Net Loss             (286,015)   (137,200)   (83,989)    (18,554)

Other Comprehensive Income
  Unrealized Gains ( Losses) on
   Marketable Securities
    Arising  During the Per  (235,333)     72,462   (216,807)     23,708
    Reclassification of Gains
       Realized in Net Loss  (202,150)     78,743   (120,796)    116,915
                             (437,483)    151,205   (337,603)    140,623
      Comprehensive Income  ($723,498)    $14,005  ($421,592)   $122,069
                              =======     =======    =======     =======
Loss per Common Share
        Basic                   (0.06)      (0.03)     (0.02)       0.00
        Diluted                 (0.06)      (0.03)     (0.02)       0.00

Weighted Average Shares
        Basic                4,708,055   4,727,735  4,662,808   4,778,849
        Diluted              4,708,055   4,727,735  4,662,808   4,778,849


        See accompanying Notes

                                     1


Initio, Inc.
Consolidated Balance Sheets
As at

                                       Oct. 31, 1998         April 30, 1998
                                      ( Unaudited )          ( Audited )
Assets

Current Assets
  Cash                                    $699,775             $2,249,992
  Marketable Securities                    780,338              1,073,308
  Inventory                              2,571,666              1,790,259
  Prepaid Advertising                      927,756                228,192
  Property Held for Sale                   324,953                324,953
  Other Current Assets                     466,583                460,364
    Total Current Assets                 5,771,071              6,127,068


Property and Equipment                   3,130,009              3,018,171
  Less; Accumulated Depreciation         1,331,462              1,266,561
    Net Property and Equipment           1,798,547              1,751,610


Customer List                            1,462,872              1,462,872
  Less; Accumulated Amortization           210,288                192,003
     Net Customer List                   1,252,584              1,270,869


Other Assets                                31,545                 95,454

       Total Assets                     $8,853,747             $9,245,001
                                        =========              =========




        See accompanying notes.
                                                 2



Initio, Inc.
Consolidated Balance Sheets
As at

                                       Oct  31, 1998         April 30, 1998
                                      ( Unaudited )          ( Audited )
Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable                        $671,466              $171,498
  Customers' Unshipped Orders              104,290                34,121
  Accrued Expenses and Other
   Current Liabilities                     240,756               224,966
    Total Current Liabilities            1,016,512               430,585

Mortgage Payable                           854,847               874,105

Subordinated Convertible Debenture      3,000,000              3,000,000

Commitments ( see accompanying notes )
Stockholders' Equity
  Common Stock, $ .01 par value, Authorized
   10,000,000 shares, issued 5,092,206
   and 5,271,935 shares, respectively       50,922                52,719
  Additional Paid In Capital             8,644,050             8,876,678
  Accumulated Deficit                  (4,211,552)            (3,925,537)
  Accumulated Other Comprehensive Inco      76,923               514,406
                                         4,560,343             5,518,266
  Less; Treasury Stock, 429,398 shares    577,955                577,955
     Total Stockholders' Equity         3,982,388              4,940,311

     Total Liabilities and Stockholder  $8,853,747             $9,245,001
                                          =======                =======

        See accompanying notes.
                                                 3

Initio, Inc.
Consolidated Statement of Stockholders' Equity
For the  Six Months Ended October 31st, 1998
        ( unaudited )



Accumulated
                                      Additional
Other
                             Common     Paid In   Accumulated  Treasury
Comprehensive
                              Stock     Capital     Deficit     Stock
Income     Total
Balance April 30, 1998        $52,719  $8,876,678 ($3,925,537  ($577,955)
$514,406 $4,940,311

Purchase and Retirement
  of 179,729 Shares            (1,797)   (232,628)
      (234,425)

Other Comprehensive Loss
(437,483) (437,483)

Net Loss                                            (286,015)
      (286,015)
                              -------     -------    -------     -------
-------   -------
Balance October 31, 1998      $50,922  $8,644,050 ($4,211,552  ($577,955)
$76,923 $3,982,388
                              =======     =======    =======     =======
=======   =======




        See accompanying notes.
                                                4

Initio, Inc.
Consolidated Statement of Cash Flows
For the  Six Months Ended
                                      Oct. 31st, 1998        Oct. 31st, 1997
                                       ( unaudited )          ( unaudited )
Cash Flows from Operating Activities;

Comprehensive Profit (Loss)             ($723,498)               $14,005
  Depreciation and Amortization            83,186                100,833
  Gains on Marketable Securities          237,684               (331,583)
  Decrease ( Increase ) in Assets
    Inventory                            (781,407)              (521,064)
    Prepaid Advertising                  (699,564)              (643,341)
    Other  Assets                          57,690               (100,821)
  Increase ( Decrease ) in Current Lia    585,927                883,853
       Net Cash Provided By ( Used In )
        Operating Activities           (1,239,982)              (598,118)

Cash Flows from Investing Activities
  Purchase of Property and Equipment     (111,838)                (9,126)
  Net Investment in Marketable Securit     55,286                 40,772
       Net Cash Provided By
         Investing Activities             (56,552)                31,646

Cash Flows from Financing Activities
  Net Short Term Borrowings                     0                500,000
  Repayment of Mortgage                   (19,258)               (19,642)
  Treasury Stock Repurchased             (234,425)               (41,213)
  Common Stock Issued                           0                 74,000
      Net Cash Provided By ( Used In )
       Financing Activities              (253,683)               513,145

Net Increase ( Decrease ) in Cash      (1,550,217)               (53,327)
Cash at Start of Period                 2,249,992                300,360
Cash at End of Period                     699,775                247,033
                                             =======                =======

Cash Paid for Interest                   $167,520               $159,163
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

Initio, Inc.'s ( the " Company's " ) business cycle is seasonal in nature, therefore, interim results are not indicative of results to be expected for a full year.

The information included in this Form 10QSB should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Initio, Inc. April 30th, 1998 Form 10KSB.

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

Comprehensive Income
The Company has begun to apply FASB 130 and report Comprehensive Income. Prior Period Statements have been adjusted accordingly.

Recent Accounting Standards
The Company will began the disclosure required by SFAS No. 131, Disclosure about segments of an Enterprise and Related Information ", with its April 30th, 1999 financial statements.


6.

Other  Developments

The Company anticipates minimal impact from the January 1, 1999 euro currency conversion.



7.

































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

                               Six Months     Six Months
                                 Ending         Ending                  %
Gross Shipments              October 31, 199October 31, 199  Change   Change
     Deerskin Catalog            $1,970,298     $2,175,783 ($205,485)   (9.4)
     Joan Cook Catalog            1,661,479      1,673,767   (12,288)   (0.7)
     Media Advertising              144,192        580,374  (436,182)  (75.2)
     Retail Closeout                103,182        116,900   (13,718)  (11.7)
       Total                     $3,879,151     $4,546,824 ($667,673)  (14.7)

                              Three Months   Three Months
                                 Ending         Ending                  %
Gross Shipments              October 31, 199October 31, 199  Change   Change
     Deerskin Catalog            $1,642,435     $1,746,235 ($103,800)   (5.9)
     Joan Cook Catalog            1,043,637        940,816   102,821    10.9
     Media Advertising              126,479        528,073  (401,594)  (76.0)
     Retail Closeout                 81,254         84,774    (3,520)   (4.2)
       Total                     $2,893,805     $3,299,898 ($406,093)  (12.3)


8.


Management's Discussion and Analysis of Financial Condition and the Results of Operations

The Company's management believes that the decline in current year Deerskin catalog shipments reflects unusually warm weather in many parts of the country as well as decrease in catalog circulation in the current year's second quarter.

Joan Cook catalog circulation was decreased in the current period and mailed later, while internal response rates have improved. Media circulation has been drastically reduced as results are no better than breakeven. The decline in retail closeout gross sales reflects the continuation of a long term decline in the Danvers store's results.

The current periods' provisions for customer returns decreased as shipments to customers declined. At this stage in the Company's business cycle return rates are largely estimates, and can vary significantly as the Company's fiscal year progresses.



                               Six Months     Six Months
                                 Ending         Ending                  %
Returns                      October 31, 199October 31, 199  Change   Change
     Deerskin Catalog              $273,424       $295,652  ($22,228)   (7.5)
     Joan Cook Catalog               66,258         65,289       969     1.5
     Other                            4,908         18,019   (13,111)  (72.8)
       Total                       $344,590       $378,960  ($34,370)   (9.1)

                              Three Months   Three Months
                                 Ending         Ending                  %
Returns                      October 31, 199October 31, 199  Change   Change
     Deerskin Catalog              $221,314       $214,298    $7,016     3.3
     Joan Cook Catalog               17,998         14,509     3,489    24.0
     Other                            3,491         13,581   (10,090)  (74.3)
       Total                       $242,803       $242,388      $415     0.2



9.

Management's Discussion and Analysis of Financial Condition and the Results of Operations

Returns  as a % of Shipments

                   6 Months                    6 Months
              October  31st, 1998         October  31st, 1997

Deerskin Catalog        13.9                     13.6
Joan Cook Catalog        4.0                      3.9


As a consequence of the foregoing, the Company's Net Sales declined $ 633,303 or 15.2 % for the six month period and $ 406,508 or 13.3 % for the three month period.

Merchandise cost declined $ 258,391 and $ 241,122 for the six and three months, and decreased as a percentage of Net Sales to 33.6 % and 34.7 % respectively reflecting declining wholesale prices for the Company's products, sale of previously written down inventory at the closeout center and a change in sales mix toward the higher margined Joan Cook catalog.

Advertising Costs declined $ 171, 846 and $ 126,966 for the six and three months but increased as a percentage of Net Sales to 37.2 % and 35.8 respectively reflecting additional costs of a promotional program and startup costs incurred in connection with the Company's Internet site.

Fulfillment, General and Administrative decreased in both current periods reflecting lower activity levels and the out placing of accounting functions, but increased as a percentage of net sales because of the costs incurred establishing the Company's Internet site ( which.did not have any significant sales in the current period ) and the costs incurred relocating fulfillment operations to Carson City, Nevada.

Increased Other Income was caused by the increased realization of prior period appreciation of marketable securities. However, the Company's remaining portfolio decreased in value, and that decline is reflected as an item of Other Comprehensive Loss.



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

During the period ended October 31st, 1998, the Company increased its inventories $ 781,000, in preparation for its prime marketing season, repurchased and retired 179,000 shares of its own stock, at a aggregate cost of $ 234,000 and invested $ 112,000 in furniture and equipment, primarily associated with the expansion of the Carson City facility. Prepaid Advertising increased $ 700,000 reflecting the increased activity at this stage of the Company's business cycle.

At October 31st, 1998, the Company's cash balances were $ 649,000 and marketable securities, valued at current market value were $ 780,000. It is Management's belief that the Company now has available adequate resources, to conduct its operations, in the current fiscal year.

Year 2000 Compliance

The Company has completed its internal evaluation of information technology for the Year 2000 Compliance. The Company does not expect it will require any significant modification of its computer systems, incur a disruption in its operations nor expend a material sum relating to Year 2000 Compliance.

11.


The Company has yet to make inquiry of its significant suppliers or financial institutions relating to Year 2000 Compliance. Should one or more of these parties experience a material disruption of their operations, the Company could in turn experience a material disruption of its normal business operations, and a material adverse impact on its results of operations, liquidity and / or financial position.


12.
Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K
( A ) Exhibits
        27.   Financial Data Schedule
( B ) Reports on Form 8-K
Initio, Inc. filed no reports on Form 8-K during the quarter ended October 31st, 1998.

Items 1,2,3, 4 and 5 are not applicable and have been omitted.

























13.

          Exhibit 27

This schedule contains summary information extracted from the Company's accompanying audited financial statements and is qualified in its entirety by reference to such financial statements.



Period                    Three Months      Year End   Three Months
Period End                October 31,98   April 30,98  October 31,97
Cash                             699,775    2,249,992
Securities                       780,338    1,073,308
Receivables                            0            0
Allowances                             0            0
Inventory                      2,571,666    1,790,259
Current Assets                 5,771,071    6,127,068
Property, Plant and Equipm     3,130,009    3,018,171
Accumulated Depreciation       1,331,462    1,266,561
Total Assets                   8,853,747    9,245,001
Current Liabilities            1,016,512      430,585
Bonds                          3,000,000    3,000,000
Preferred                              0            0
Common                            50,922       52,719
Other Stockholders Equity      3,931,466    4,887,592
Total Liabilities & Stockh     8,853,747    9,245,001
Net Sales                      3,534,561                  4,167,864
Cost of Merchandise            1,188,656                  1,447,047
Other Expenses                 2,707,229                  2,911,200
Interest Expense                 167,520                    159,163
Net Loss                         286,015                    137,200
Basis Loss Per Share                0.06                       0.03
Diluted Loss Per Share              0.06                       0.03


14.



Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Initio, Inc.
Date; December 21st , 1998  By: /s/ Martin Fox
    Martin Fox
    President and Office of the Chief Executive
    By; /s/ Daniel DeStefano
    Daniel Destefano
Chairman of the Board and Office of the Chief Executive
    By; /s/ Michael Bandler
    Michael Bandler
 .    Secretary, Treasurer; Chief Financial Officer

















15.