Form 10QSB
period 1999-01-31
INITIO INC
filed 1999-03-15
CIK 50505

United States
Securities and Exchange Commission
Washington, D.C. 20549
------------------------------
Form 10 QSB

( X ) Quarterly Report pursuant to Section 13 or 15 ( d ) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January 31st, 1999

(    ) Transition Report pursuant to Section 13 or 15 ( d )
of the Securities Exchange Act of 1934
--------------------------------
Commission File  Number  0-9848

Initio, Inc.

( Exact name of small business registrant as specified in its charter )

Nevada                                                      22-1906744
                ( State or other jurisdiction of
( IRS Employer
                 incorporation or organization )
Identification No. )

2500 Arrowhead, Drive, Carson City, Nevada          89706
                                  ( Address of principal executive
office )          ( Zip Code )

Registrants telephone number, including area code:  ( 775 ) 883  2711

Indicate by check mark whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15 ( d ) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period the registrant was required to file such reports ), and ( 2 ) has been subject to such filing requirements for the past 90 days.
Yes  X   No

The number of shares outstanding of the registrants common stock as of March 5th, 1999 was 4,609,278
Transitional Small Business Disclosure Format Yes   No X

Initio, Inc.
Form 10-QSB
For the 9 Months ended January 31st, 1999
Table of Contents

Part I. Financial InformationPage
  Item 1. Financial Statements
    a)  Consolidated Statements of Operations and  for the Three
          and Nine Months Ended January 31st, 1998 and 1999             1
    b)  Consolidated Balance Sheets as at April 30th, 1998 and
         January 31st, 19992.
    c) Consolidated Statement of Stockholders Equity for the
        Nine Months Ended January 31st, 19994.
    d) Consolidated Statements of Cash Flows for the Nine
         Months Ended January 31st, 1998 and 19995.
     e) Notes to Financial Statements6.
  Item 2. Managements Discussion and Analysis of Financial
              Condition and Results of Operations8.
Part II. Other Information           14.
  Item 6. Exhibits and Reports on Form 8K
       a) Exhibit 27          15.
Signatures          16.











i.
Initio, Inc.
Consolidated Statement of Operations
For the
( Unaudited )
                            9 Months  Ended        3 Months  Ended
                           Jan. 31, 19Jan. 31, 199Jan. 31, 19Jan. 31, 1998

Net Sales                  $8,683,869  $9,883,520 $5,149,308  $5,715,656

Costs and Expenses
  Merchandise               3,242,619   3,586,214  2,053,963   2,139,167
  Advertising               3,249,644   3,500,860  1,935,385   2,014,755
                            6,492,263   7,087,074  3,989,348   4,153,922
                            2,191,606   2,796,446  1,159,960   1,561,734
  Fulfillment, General and
   Administrative           2,658,467   2,845,960  1,265,497   1,420,865
     Operating Loss          (466,861)    (49,514)  (105,537)    140,869

Other Income ( Expense )
  Interest Income              63,640      43,803     20,610      11,835
  Interest Expense           (248,195)   (204,869)   (80,675)    (45,706)
  Gain on the Sale of
     Marketable Securities    246,061     233,948     46,262      53,570
                               61,506      72,882    (13,803)     19,699
        Net  (Loss) Income   (405,355)     23,368   (119,340)    160,568

Other Comprehensive Income
  Unrealized ( Losses) Gains on
   Marketable Securities
    Arising  During the Per  (134,538)     69,152    100,795      (3,310)
    Reclassification Adjustment of Gains
       Realized in Other In  (349,945)    (46,617)  (147,795)   (125,360)
                             (484,483)     22,535    (47,000)   (128,670)
      Comprehensive ( Loss   (889,838)     45,903   (166,340)     31,898
                              =======     =======    =======     =======
Loss per Common Share
        Basic                   (0.09)       0.00      (0.03)       0.03
        Diluted                 (0.09)       0.00      (0.03)       0.03

Weighted Average Shares
        Basic                4,685,933   4,769,705  4,640,592   4,801,864
        Diluted              4,685,933   4,805,107  4,640,592   4,847,863


        See accompanying Notes

                                     1


Initio, Inc.
Consolidated Balance Sheets
As at

                                       Jan. 31, 1999         April 30, 1998
                                      ( Unaudited )          ( Audited )
Assets

Current Assets
  Cash                                  $2,203,929             $2,249,992
  Marketable Securities                   776,097               1,073,308
  Inventory                             1,757,841               1,790,259
  Prepaid Advertising                     203,845                 228,192
  Property Held for Sale                  324,953                 324,953
  Other Current Assets                    416,492                 460,364
    Total Current Assets                5,683,157               6,127,068


Property and Equipment                  3,184,618               3,018,171
  Less; Accumulated Depreciation        1,365,862               1,266,561
    Net Property and Equipment          1,818,756               1,751,610


Customer List                           1,462,872               1,462,872
  Less; Accumulated Amortization          219,431                 192,003
     Net Customer List                  1,243,441               1,270,869


Other Assets                               84,198                  95,454

       Total Assets                     $8,829,552             $9,245,001
                                        =========              =========




        See accompanying notes.
                                                 2



Initio, Inc.
Consolidated Balance Sheets
As at

                                       Jan. 31, 1999         April 30, 1998
                                      ( Unaudited )          ( Audited )
Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable                       $302,867               $171,498
  Customers' Unshipped Orders              75,327                 34,121
  Accrued Expenses and Other
   Current Liabilities                    315,523                224,966
    Total Current Liabilities             693,717                430,585

Mortgage Payable                          848,062                874,105

Subordinated Convertible Debentures     3,500,000              3,000,000

Commitments ( see accompanying notes )
Stockholders' Equity
  Common Stock, $ .01 par value, Authorized
   10,000,000 shares, issued 5,065,406
   and 5,271,935 shares, respectively      50,654                 52,719
  Additional Paid In Capital            8,616,043              8,876,678
  Accumulated Deficit                  (4,330,892)            (3,925,537)
  Accumulated Other Comprehensive Inco     29,923                514,406
                                        4,365,728              5,518,266
  Less; Treasury Stock, 429,398 shares    577,955                577,955
     Total Stockholders' Equity         3,787,773              4,940,311

     Total Liabilities and Stockholder $8,829,552              $9,245,001
                                          =======                =======

        See accompanying notes.
                                                 3

Initio, Inc.
Consolidated Statement of Stockholders' Equity
For the  Nine Months Ended January 31st, 1999
        ( unaudited )



Accumulated
                                      Additional
Other
                             Common     Paid In   Accumulated  Treasury
Comprehensive
                              Stock     Capital     Deficit     Stock    Income
 ( Lo  Total
Balance April 30, 1998        $52,719  $8,876,678 ($3,925,537  ($577,955)
$514,406 $4,940,311

Purchase and Retirement
  of 206,529 Shares            (2,065)   (260,635)
      (262,700)

Other Comprehensive Loss
(484,483) (484,483)

Net Loss                                            (405,355)
      (405,355)
                              -------     -------    -------     -------
-------   -------
Balance January 31st, 1999    $50,654  $8,616,043 ($4,330,892  ($577,955)
$29,923 $3,787,773
                              =======     =======    =======     =======
=======   =======




        See accompanying notes.
                                                4

Initio, Inc.
Consolidated Statement of Cash Flows
For the Nine Months Ended
                                      Jan. 31st, 1999        Jan. 31st, 1998
                                       ( unaudited )          ( unaudited )
Cash Flows from Operating Activities;

Comprehensive (Loss) Income             ($889,838)               $45,903
  Depreciation and Amortization           126,729                149,459
  Losses (Gains) on Marketable Securit    238,422               (256,483)
  Decrease  in Assets
    Inventory                              32,418                700,378
    Prepaid Advertising                    24,347                128,801
    Other  Assets                          55,128                 94,901
  Increase ( Decrease ) in Current Lia    263,132                182,714
       Net Cash ( Used In ) Provided by
        Operating Activities             (149,662)             1,045,673

Cash Flows from Investing Activities
  Purchase of Property and Equipment     (166,447)               (13,841)
  Net Procceeds from Marketable Securi     58,789                 36,500
       Net Cash Provided By
         Investing Activities            (107,658)                22,659

Cash Flows from Financing Activities
  Net Line of Credit Repayment                  0               (850,000)
  Issuance of Convertible Debt            500,000                      0
  Repayment of Mortgage                   (26,043)               (29,693)
  Treasury Stock Repurchased             (262,700)               (41,213)
  Common Stock Issued                           0                 74,000
      Net Cash Provided By ( Used In )
       Financing Activities               211,257               (846,906)

Net ( Decrease ) Increase in Cash         (46,063)               221,426
Cash at Start of Period                 2,249,992                300,360
Cash at End of Period                  $2,203,929               $521,786
                                             =======                =======
Cash Paid for Interest                   $248,195               $204,869
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

Preparing financial statements requires managements to make estimates and assumptions that effect the reported amounts of assets, liabilities, revenue and expenses and consequently stockholders equity. Examples include estimates of future revenues and returns. Actual results may differ from these estimates.

Initio, Inc.s ( the Companys ) business cycle is seasonal in nature, therefore, interim results are not indicative of results to be expected for a full year.

The information included in this Form 10QSB should be read in conjunction with Managements Discussion and Analysis and the financial statements and notes thereto included in the Initio, Inc. April 30th, 1998 Form 10KSB.

( Loss ) Earnings per Share
Basic ( Loss ) Earnings per Common Share has been computed based upon the weighted average number of actually outstanding shares of the Companys common stock. Diluted Earnings per Common Share has been computed based upon the weighted average number of actually outstanding shares adjusted for the estimated dilutive effect of employee stock options. Diluted ( Loss ) per Common Share has been computed based upon the weighted average number of shares of the Companys common stock actually outstanding since inclusion of employee stock options and the Companys convertible debenture would have had an antidilutive effect.

Comprehensive Income
The Company has begun to apply FASB 130 and report Comprehensive Income. Prior Period Statements have been adjusted accordingly. The changes in the Companys unrealized gains and losses on marketable securities are now reflected as Other Comprehensive Income in the Companys
Consolidated Statement of Income.

6.



Initio, Inc.
Notes to Financial Statements

Recent Accounting Standards
The Company will begin the disclosure required by SFAS No. 131, Disclosure about segments of an Enterprise and Related Information , with its April 30th, 1999 financial statements.



7.

Item 2. Managements Discussion and Analysis of Financial Condition and the Results of Operations

This discussion should be read in conjunction with the Companys Financial Statements and accompanying Notes. Managements discussion and analysis contains forward looking statements about the Companys future prospects. These statements are subject to risks and uncertainties which could cause actual results to differ materially from those expected by Management. Investors are therefore cautioned not to rely upon on any such forward looking beliefs or judgments in making investment decisions.

Results of Operations

Gross Sales

Gross Sales declined in both of the current periods;
                             Nine Months     Nine Months
                                Ending          Ending                  %
Gross Sales                January 31, 1999January 31, 1998  Change   Change
     Deerskin Catalog           $6,643,257      $6,957,986 ($314,729)   (4.5)
     Joan Cook Catalog           2,696,113       2,797,401  (101,288)   (3.6)
     Media Advertising             261,108       1,031,848  (770,740)  (74.7)
     Retail Closeout               322,905         310,871    12,034     3.9
       Total                    $9,923,383     $11,098,106 ($1,174,72  (10.6)

                             Three Months    Three Months
                                Ending          Ending                  %
Gross Sales                January 31, 1999January 31, 1998  Change   Change
     Deerskin Catalog           $4,681,832      $4,782,203 ($100,371)   (2.1)
     Joan Cook Catalog           1,034,634       1,123,634   (89,000)   (7.9)
     Media Advertising             108,043         451,474  (343,431)  (76.1)
     Retail Closeout               219,723         193,971    25,752    13.3
       Total                    $6,044,232      $6,551,282 ($507,050)   (7.7)


8.


Managements Discussion and Analysis of Financial Condition and the Results of Operations

Deerskin catalog circulation was increased 8.5 % and 2.0 % in the current three month and nine month periods, respectively. However, this years response rates were lower, particularly in November, December, and January resulting in the current years reduced shipments. Management believes that the reduced response rate was attributable to unseasonably warm weather in November and December.

Joan Cook catalog circulation decreased 8.8 % and 12.5 % in the current three month and nine month periods, respectively. Conversely, this years response rates consistently higher, with responses from internal mailings increasing 14.9 % and responses from external mailings increasing 8.7 %.

 Media circulation has been drastically reduced as results were little better than breakeven, as anticipated. Internet operations commenced in September, 1998. Retail closeout sales increased in January, 1999 as the Company began promotional activity in anticipation of the closing of its Danvers store.

Returns

Customer return rates increased in each of the current periods.

                             Nine Months     Nine Months
                                Ending          Ending
Returns as a % of Sales    January 31, 1999January 31, 1998
     Deerskin Catalog                 15.7            14.7
     Joan Cook Catalog                 6.0             4.1
     Media and Other                   6.2             5.4

                             Three Months    Three Months
                                Ending          Ending
Returns as a % of Sales    January 31, 1999January 31, 1998
     Deerskin Catalog                 16.4            15.3
     Joan Cook Catalog                 9.4             4.5
     Media and Other                   9.5             8.5


9.


Managements Discussion and Analysis of Financial Condition and the Results of Operations

During November, 1998 the Company relocated its administrative and purchasing offices causing a disruption of operations. As a result increased back orders during the peak holiday sales season, both in quantity and duration adversely affected customer satisfaction, and hence increased return rates.

As a consequence of the foregoing, the Companys Net Sales declined $ 1,199,651 or 12.1 % for the nine month period and $ 566,348 or 9.9 % for the three month period.

Costs and Expenses

Merchandise cost declined $ 343,595 and $ 85,204 in the more recent nine and three month periods. However, merchandise costs increased comparatively as a percentage of Net Sales to 37.3 % from 36.3 % during the current nine months and to 39.9 % from 37.4 % during the current three month period primarily reflecting the dramatic reduction in media revenue, with the lowest merchandise costs, offset by the sale of previously written down inventory at the retail clearance center.

Advertising Costs declined in the current nine and three month periods, but in both periods increased as a percentage of gross sales for reasons previously discussed;

                             Nine Months     Nine Months
                                Ending          Ending
                           January 31, 1999January 31, 1998  Change
     Deerskin Catalog           $1,946,107      $1,796,401  $149,706
     Joan Cook Catalog           1,026,619       1,186,954  (160,335)
     Media Advertising             184,097         486,900  (302,803)
     Retail Closeout                92,821          30,611    62,210
       Total                    $3,249,644      $3,500,866 ($251,222)


10.




Managements Discussion and Analysis of Financial Condition and the Results of Operations

                            Three Months    Three Months
                                Ending          Ending
                           January 31, 1999January 31, 1998  Change
     Deerskin Catalog           $1,405,957      $1,288,863  $117,094
     Joan Cook Catalog             371,446         514,512  (143,066)
     Media Advertising              93,015         190,594   (97,579)
     Retail Closeout                64,967          20,786    44,181
       Total                    $1,935,385      $2,014,755  ($79,370)


                            Nine Months     Nine Months
                                Ending          Ending
Advertising as a %         January 31, 1999January 31, 1998
of Shipments
     Deerskin Catalog                 29.2            25.8
     Joan Cook Catalog                38.1            43.1
     Media and Other                  47.4            37.1
       Overall                        32.7             31.5

                             Three Months    Three Months
                                Ending          Ending
Advertising as a %         January 31, 1999January 31, 1998
of Shipments
     Deerskin Catalog                 30.0            27.0
     Joan Cook Catalog                35.9            45.8
     Media and Other                  48.2            32.7
       Overall                        32.0             30.7


Fulfillment costs decreased in both current periods reflecting lower activity levels, as well savings effected by the consolidation of fulfillment operations in May, 1998.

General and Administrative costs decreased in both current periods as a result of the cost savings achieved by the outsourcing of accounting functions and the closing of the Peabody, Massachusetts facility, but

11.


Managements Discussion and Analysis of Financial Condition and the Results of Operations

increased as a percentage of net sales because of the costs incurred in establishing the Companys Internet site and the costs incurred moving the administrative and purchasing functions to a different location in New Jersey and the call center and computer operations to Carson City, Nevada.

Other Income, Expense
Interest income increased in the current periods as the Company had more funds available for short term investment. Interest expense increase in the current periods as a result of the Companys issuance of $ 3,0000,000 of convertible debt in February, 1998, which replaced a lower level of bank debt in the prior periods. The Companys realization of gains on marketable securities, mostly realizing prior appreciation, was approximately the same in each of the reported comparative periods.

Net Loss
As a result of  all the foregoing, the Company incurred a net loss of $
405,355 ( $.09 per share ) and               $ 119,340 (  $ .03 per
share  ) in the current nine and three month periods respectively.

Liquidity and Financial Resources
In February, 1998, the Company issued $ 3,000,000 principal amount of a five year, 8 % debenture which is convertible into the Companys common stock at $ 3.00 per share. During December, 1998, the Company issued an additional $ 500,000 principal amount of the 8 % debenture this time convertible into the Companys common stock, based upon a calculation reflecting the then price of the Companys common stock, at $ 1.54 per share. The Company also has a commitment for an additional $ 1,500,000, expiring in February, 2000, to be used for specified purposes.

The Company used a portion of the proceeds from the first issuance of the subordinated debenture to retire its then existing bank borrowings. The Company has obtained a new bank facility to permit the issuance of letters of credit for import purposes.

At January 31st, 1999, the Company s current assets remained materially unchanged from the prior year end while current liabilities increased $ 263,000. During that time the Company repurchased and retired

12.


Managements Discussion and Analysis of Financial Condition and the Results of Operations

206,000 shares of its common stock, at a aggregate cost of $ 263,000 and invested $ 166,000 in furniture and equipment, primarily associated with the expansion of the Carson City facility.

At January 31st, 1999, the Companys cash balances were $ 2,204,000 and marketable securities, valued at current market value were $ 776,000. It is Managements belief that the Company has available adequate resources, to conduct its operations, for the balance of its current fiscal year.

Year 2000 Compliance

The Company has completed its internal evaluation of information technology for the Year 2000 Compliance and does not expect it will require any significant modification of its computer systems, incur a disruption in its operations nor expend a material sum relating to Year 2000 Compliance. Failure to make all internal business systems Year 2000 compliant could result in a material interruption in, or a failure of some or all of the Companys business activities or operations.

The Company has not made inquiry of its significant suppliers or financial institutions relating to Year 2000 Compliance. Should one or more of these parties experience a material disruption of their operations, the Company could in turn experience a material disruption of its normal business operations, and a material adverse impact on its results of operations, liquidity and / or financial position.


12.

                                 Exhibit 27

This schedule contains summary information extracted from the Company's accompanying audited financial statements and is qualified in its entirety by reference to such financial statements.

Period                           Nine Months    Year End       Nine Months
Period End                       January 31, 199 April 30, 1998January 31, 1998
Cash                                   2,203,929        2249992
Securities                               776,097      1,073,308
Receivables                                    0              0
Allowances                                     0              0
Inventory                              1,757,841      1,790,259
Current Assets                         5,683,157      6,127,068
Property, Plant and Equipment          3,184,618      3,018,171
Accumulated Depreciation               1,365,862      1,266,561
Total Assets                           8,829,552      9,245,001
Current Liabilities                      693,717        430,585
Bonds                                  3,500,000      3,000,000
Preferred                                      0              0
Common                                    50,654         52,719
Other Stockholders Equity              3,737,119      4,887,592
Total Liabilities & Stockholders'      8,829,552      9,245,001
Net Sales                              8,683,869                     9,883,520
Cost of Goods Sold                     3,242,619                     3,586,214
Other Expenses                         5,908,111                     6,346,820
Interest Expense                         248,195                       204,869
Net Loss                               (405,355)                        23,368
Basis Loss Per Share                      (0.09)                          0.00
Diluted Loss Per Share                    (0.09)                          0.00

13.



Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K
( A ) Exhibits
        27.   Financial Data Schedule
( B ) Reports on Form 8-K
Initio, Inc. filed no reports on Form 8-K during the quarter ended January 31st, 1999.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

























14.


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Initio, Inc.
Date; March 15th , 1999By: /s/ Martin Fox
Martin Fox
President and Office of
the Chief Executive
By; /s/ Daniel DeStefano
Daniel Destefano
Chairman of the Board
and Office of the Chief
Executive
By; /s/ Michael Bandler
Michael Bandler
 .Secretary, Treasurer;
Chief Financial Officer

















16.