Form 10KSB
period 1999-04-30
INITIO INC
filed 1999-07-29
CIK 50505

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended April 30, 1999
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from _______________ to _______________

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

(Title of Class)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past  90 days.
YesXNo _____
 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

 State Issuer's Net Revenues for its most recent fiscal year: $9,682,000.

 State the aggregate market value of the voting stock held by non-affiliates of the registrant: $4,734,654 (based upon the average bid and asked price of the registrant's Common Shares, $.01 par value, as of July 27, 1999).

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Shares, $.01 Par Value4,640,541
(Title of Class)(No. of Shares Outstanding at July 27, 1999)

DOCUMENTS INCORPORATED BY REFERENCE:  None
Transitional Small Business Disclosure Form (check one):
Yes___No   X



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

Prior to April 30, 1999, the Company, through its wholly-owned subsidiary, Deerskin Trading Post, Inc. ("Deerskin
Trading Post"), was engaged in the mail order retail sale of consumer products principally through mail order catalogs, and to a lesser extent through media advertising.

RECENT DEVELOPMENTS

Sale of Deerskin Trading Post Operating Assets. On May 21, 1999, the Company completed the sale of certain operating assets pertaining to the direct mail and e-commerce business (the "Mail Order Business") of Deerskin Trading Post, to
Advanced Medical Sciences, Inc. ("AMDS"). The assets which were sold as of the close of business on April 30, 1999 (the
"Effective Date") included:

(i)  all inventory related to the Mail Order Business as of the Effective Date;
(ii)  pre-paid advertising;
(iii)  other prepaid expenses;
(iv) all of Deerskin Trading Post's fixed assets as of the Effective Date located in Carson City, Nevada,
Teterboro, New Jersey and Danvers, Massachusetts, excluding certain assets set forth in the Asset Purchase Agreement dated April 21, 1999 between Deerskin Trading Post and AMDS;
(v)  certain accounts receivable;
(vi) all security deposits as of the Effective Date held by the lessors in connection with the leases of the Teterboro, New Jersey and Danvers, Massachusetts facilities as well as all utility deposits maintained by Deerskin;
(vii)  all agreements material to operating the Mail Order Business;
(viii)  customer lists;
(ix) separations, photographs and other material relating to the preparation or printing of artwork used in the Mail Order Business and Deerskin Trading Post's e-commerce business;
(x)  Deerskin Trading Post's proprietary mail order computer software systems;
(xi) all right, title and interest of Deerskin Trading Post in trademarks, copyrights, service marks, trade names, domain names using the words "Deerskin", "Joan Cook" and variations thereof, and other intellectual property rights, together, in each case, with all registrations, applications, recordings, reissuances, extensions, renewals, licenses and rights, if any, and all claims against third parties for violation or infringement of any thereof, together with the goodwill of the Mail
Order Business;
(xii) all unshipped orders from customers as of the Effective Date and credit card numbers (and the right to collect monies pursuant thereto) which customers have tendered in payment for such Unfilled Orders;
(xiii) Deerskin Trading Post's books of account and records, licenses, permits, sales and manufacturing data, software programs, computer printouts, data bases and related items, and other records, documents and instruments relating to the acquired assets and all copies thereof.

The purchase price received for the assets was approximately $6 million (the "Purchase Price"). The
Purchase Price was paid as follows:

(a) $2 million of the Company's convertible subordinated debenture held by Pioneer Ventures Associates
Limited Partnership ("Pioneer") was cancelled;
(b) AMDS issued to Deerskin a Convertible Debenture due June 1, 2004 in the principal amount of $3.4 million. The Convertible Debenture bears interest at a rate of 8% per annum, payable on the last day of each July, October, January and April until June 1, 2004, when the Convertible Debenture is to be redeemed by AMDS. The Debenture is convertible into shares of AMDS common stock; and
(c)  approximately $500,000 cash.

Issuance of Second Subordinated Convertible Note to Pioneer Ventures Associates Limited Partnership. In December 1998 the Company pursuant to the terms of that agreement, the Company issued to Pioneer a convertible subordinated debenture in the principal amount of $500,000, convertible at $1.54 per share, with interest at 8% per annum. These funds were used by the Company for certain specified purposes including Internet activities.

Sale of Peabody, Massachusetts Property. In May, 1999, the Company culminated the sale of its Peabody plant, included in the net assets of discontinued operations, for $525,000 in cash and notes, resulting in a pre-tax gain of $ 200,000.

(b) Narrative Description of the Business.

The Company, via its Deerskin Trading Post subsidiary, was principally engaged in the mail order and e-commerce retail sale of consumer products through its Deerskin and Joan Cook catalogs and to a lesser extent through media advertising. In April, 1999, the Company entered into an agreement to sell materially all of the assets of its Deerskin operation. In May, 1999, the transaction closed resulting in a pre-tax gain of approximately $2,400,000. Since that time, the Company has begun the process of identifying new business opportunities.

Employees. The Company currently has 3 full-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Item 2. Description of Property.

The Company's operations are conducted in the following facilities:

LocationUse

Carson City, Nevada Principal Executive Offices

The Company owns an approximately 81,000 square foot building on 7.5 acres of leased land in Carson City, Nevada.
Annual rent for this land is $700. The lease expires on September 30, 2037. The Company is responsible for real estate taxes on this property. The Company has leased the facility to the purchaser of the assets of the Deerskin operation. This lease expires on April 30, 1999.

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

Item 3. Legal Proceedings.

As of July 27, 1999 there were no legal proceedings pending against the Company, nor, to the Company's knowledge, were any material proceedings against it contemplated by any governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended April 30, 1999, no matters were submitted to a vote of security holders.

PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters.

  (a) Market Information. The Company's Shares are traded under the symbol "INTO" on NASDAQ. The following table indicates high and low bid for the fiscal years ended April 30, 1999 and 1998 in the over-the-counter market for the periods indicated based upon information supplied by National Quotation Bureau. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ended  April 30, 1999April 30, 1998
Bid:Bid:
High  LowHigh  Low
  First Quarter1 3/4     1 1/162 5/8  1 1/16
  Second Quarter1 3/16      3/42 11/16    2 1/8
  Third Quarter4 11/16     3/4 3 1/16  1 3/4
  Fourth Quarter1 21/32   1 1/322 15/16    1 11/16

 (b) Number of Holders of Common Stock. As of April 30, 1999 the number of record holders of the Company's Shares was approximately 300, which does not include individual participants in security position listings.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations, follow on page 11.

Item 7. Financial Statements.

Financial Statements, follow on page 13.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During fiscal years 1999 and 1998 there were no changes in or disagreement with the Company's principal independent accountant on accounting or financial disclosure.


PART III

Item 9. Directors and Executive Officers of the Company

  The Company's Board of Directors is a classified board, with one-third of the directors being elected each year for a term of three years. The following table sets forth certain information with respect to each director and executive officer of the
Company:

Name and AgePositions withTermServed As
the CompanyExpiresDirector
Since

Daniel A. DeStefano, 67 Chairman of the19991969
Board, Director

Martin Fox, 64President, Secretary,
Director19991978

Dr. Paul Lerman,* 58 Director20011998

James J. Holzinger, 60  Director20011998

Robert Lerman, 63Director20001998

Paul Lerman and Robert Lerman are cousins.

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

Dr. Lerman became a Director of the Company in April, 1999. Dr. Lerman has been the Dean of the Samuel J. Silberman
College of Business Administration at Fairleigh Dickinson University since 1988 and a Professor of Business Administration since 1990.

Each officer's term expires at each annual meeting of the Board of Directors of the Company, or when their successors are elected and qualified to serve in their stead.

The Company pays directors, other than full time employees, an annual retainer of $3,000 plus $500 and out-of-pocket expenses for each Board meeting attended.

  * Dr. Lerman is finishing the term of Mr. Michael Bandler who resigned as of April 13, 1999.

Item 10. Executive Compensation.

The following table sets forth the cash compensation (consisting entirely of salary) paid (or accrued for) by the
Company to its President and Chairman of the Board.   None of the executive
officer's aggregate remuneration exceeded
$100,000, for the Company's fiscal years ended April 30, 1999, 1998 and 1997:

SUMMARY COMPENSATION TABLE

Name and
Principal
PositionYear Annual Compensation

Martin Fox, President1999$1,500
1998$1,500
1997$1,500

Daniel DeStefano,1999$1,500
Chairman of the Board1998$1,500
1997$1,500

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

The Company has two stock option plans, the 1991 Stock Option Plan (  1991 Plan
 ) and the 1996 Stock Option Plan (
1996 Plan ). Under both Plans options to buy the Companys common stock have been granted to key employees and / or directors of the Company, for terms ranging from five to ten years and which become exercisable at fixed times.

No further options will be granted pursuant to the 1991 plan.

Options which may result in the issuance of up to 500,000 shares of the Companys common stock may be issued pursuant to the 1996 Plan. Under to the 1996 Plan the Company may award either Incentive Stock Options or Non Qualified Stock
Options. The terms for either may not exceed ten years, while vesting is either 20 % annually or as the Companys Board of Directors provides. Exercise prices approximate the market price for the Companys stock, except that in the case of award to holders of more than 10 % of the Companys stock the exercise is to be set by the Companys Board of Directors. Arising from the disposal of all of its catalog operations, the Company decided that all employees of Deerskin Trading Post, Inc., a wholly owned subsidiary of the Company who presently have stock options on shares of Initio common stock, shall be fully vested effective upon the closing of the transaction between Deerskin Trading Post, Inc. and AMDS. All such persons shall have one year from April 30, 1999 to exercise such options.


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

Name and Address ofAmount and NaturePercent of Beneficial OwnerOf Beneficial OwnershipClass

Martin Fox
2500 Arrowhead Drive
Carson City, Nevada 897061,412,724 (1)29.7%

Daniel A. DeStefano
2500 Arrowhead Drive
Carson City, Nevada 89706995,010 (2)20.9%

DeStefano Children Trust
c/o John McConeghy
42 Sterling Lane
Wayne, New Jersey 07470530,546 (3)11.4%

Melvyn I. Weiss
One Pennsylvania Plaza
New York, New York 10119283,650 (4)5.9%

Pioneer Ventures Associates1,324,675 (5)22.2%
  Limited Partnership
651 Day Hill Road
Windsor, Connecticut 06095

Robert Lerman1,344,570 (6)22.6%
651 Day Hill Road
Windsor, Connecticut 06095

All Executive Officers and
Directors as a Group (5 persons)3,762,304 (5)60.6%


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

(2) This amount includes 172,638 Shares owned by the Daniel DeStefano Retirement Trust. This amount also includes
125,000 shares which Mr. DeStefano has the right to acquire pursuant to a currently exercisable stock option.

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

(5) Pioneer Ventures Associates Limited Partnership is the owner of a $3,000,000 convertible subordinated debenture which is convertible into a maximum of 1,000,000 shares of the Company's common stock and a $500,000 convertible subordinated debenture which is convertible into a maximum of 324,675 shares of the Company's common stock.

(6) This amount includes (i) 1,000,000 shares which may be acquired by Pioneer Ventures Associates Limited Partnership upon conversion of the Convertible Subordinated Debenture due May 1, 2003, (ii) 324,675 shares which may be acquired by Pioneer Ventures Associates Limited Partnership upon conversion of the Convertible Subordinated Debenture due
December 23, 2003, (iii) 4,400 shares held by Robert and Ellen Lerman, (iv) 1,960 and 3,500 shares held by Texas
Enterprises, Inc.. and Pioneer Capital Corp., respectively, of which Mr. Lerman is the owner of 50% of the issued shares of such corporations, (v) 9,935 shares held by the Robert A. Lerman Money Pension Plan & Trust, and (vi) 100 shares held by
Ellen Lerman, his wife.  See "Certain Relationships and Related Transactions."

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

On December 23, 1998, the Company pursuant to the terms of the debenture Commitment Agreement, the Company issued to Pioneer the Second Convertible Subordinated Debenture due December 23, 2003, in the principal amount of $500,000, convertible at $1.54 per share, with interest at 8% per annum. These funds were used by the Company for certain specified purposes including Internet activities.


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

Date:  July 29, 1999INITIO, INC.


/s/ Martin Fox
By: Martin Fox, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  July 29, 1999/s/ Martin Fox
Martin Fox,
President and Director


Date:  July 29, 1999/s/ Daniel DeStefano
Daniel DeStefano,
Chairman of the Board
 and Director


Date:  July 29, 1999/s/ Paul Lerman
Dr. Paul Lerman,
Director


Date:  July 29, 1999/s/ Robert A. Lerman
Robert A. Lerman,
Director


Date: July 29, 1999/s/ James J. Holzinger
James J. Holzinger,
Director


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

 (m) Convertible Subordinated Debenture due December 23, 2003 incorporated by reference to Schedule 13D dated
December 23, 1998 filed by Martin Fox.

 (n) Asset Purchase Agreement between Deerskin Trading Post, Inc. ("Deerskin") and Advanced Medical Sciences, Inc.
("AMDS") dated April 21, 1999 incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 3, 1999.

 (o) Convertible Debenture due June 1, 2004 incorporated by reference to
Exhibit 10.2 to the Company's Current Report on
Form 8-K filed June 3, 1999.

 (p) Security Agreement between Deerskin and AMDS, dated May 21, 1999 incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 3, 1999.

 (q) Lease between Deerskin and AMDS, dated May 21, 1999, for Carson City, Nevada facility incorporated by reference to
Exhibit 10.4 to the Company's Current Report on Form 8-K filed June 3, 1999.

 (r) Consulting Agreement between Deerskin and AMDS, dated May 21, 1999 incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed June 3, 1999.

 (s) Assignment and Assumption Agreement between Deerskin and AMDS, dated May 21, 1999, relating to lease for Teterboro, New Jersey facility incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed
June 3, 1999.

(21) List of Subsidiaries -- incorporated by reference to Exhibit 21 to the SB-2.



Initio, Inc.

Managements Discussion and Analysis of Financial Condition and the Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Companys results of operations and financial condition. The discussion should be read in conjunction with the Companys Financial Statements and Notes thereto.

Managements discussion and analysis contains forward looking statements about the Companys future prospects. These statements are subject to risks and uncertainties which could cause actual results to differ materially from those expected by Management. Readers are therefore cautioned not to rely upon on any such forward-looking beliefs or judgments in making investment decisions.

Results of Operations
Following several years of reduced revenues and significant operating losses, the Company decided to dispose of all of its catalog operations. In April 1999, the Company entered into an agreement to sell materially all of the assets of its catalog operations. In May 1999, the transaction closed resulting in a gain befog income taxes of approximately $2,400,000. Since that time the Company has begun the process of identifying new business opportunities. Accordingly, the financial statements presented for the years ended April 30, 1999 and 1998 have been restated to reflect the catalog business as a discontinued operation. The loss from Discontinued Operations before the income benefit decreased during fiscal 1999 as compared to fiscal year 1998 due to the inventory valuation provision for which was taken in the fiscal year 1998 of $564,000 partially offset by a decline in media sales which decreased from approximately $1,086,000 to approximately
$169,000. Due to the expected capital gain on the disposition of the discontinued operations the valuation allowance previously recorded against the Company's deferred tax assets generated from net operating losses was released to the extent the deferred tax asset will be utilized during fiscal 2000.

Investment performance changes from period to period reflects differences in security sale timing and the composition of assets devoted to investment activities. The current year decline in general and administrative expense is primarily caused by relocation of the executive offices and the outsourcing of accounting services.

Liquidity and Capital Resources
In May, 1999, when the Deerskin sale culminated and the Company received $ 500,000 in cash, a $ 3,400,000 convertible debenture of the purchaser and was released from $ 2,000,000 of its subordinated debentures.

In February, 1998, and January, 1999, the Company had issued $ 3,000,000 and $ 500,000, respectively, principal amount of its five year, 8 % debenture, permitting the repayment of all short term bank financing and funding working capital.

At April 30th, 1999, the Companys cash balances were $ 1,183,000 and marketable securities, valued at current market prices, were approximately $ 1,208,000. At the same time, the Companys entire current liabilities, excepting mortgage and subordinated convertible debenture were $ 41,000.

Year 2000 Compliance

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. These effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect an entitys ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting an entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

The Company is directly little effected internally by Year 2000 Compliance. The Company does not anticipate any material disruption in its operations because of failure of Year 2000 Compliance, but has yet to make inquiry of its financial institutions.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Initio, Inc.:

We have audited the accompanying consolidated balance sheets of Initio, Inc. (a Nevada corporation) and subsidiary as of April 30, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Initio, Inc. and subsidiary as of April 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





July 16, 1999



Arthur Andersen LLP
New York, New York


Initio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Year Ended

April 30, 1999April 30, 1998


Income
  Interest$    94,708$    62,042
  Gain on the sale of
    marketable securities    279,093    498,752
    373,801    560,794

Expenses
  General and Administrative   236,608     261,916
  Interest     92,400      68,320
   329,008     330,236

Income from continuing operations     44,793     230,558

Income (loss) from discontinued
  operations, net of income tax benefit    54,436  (1,035,147)

Net income (loss)     99,229   (804,589)

Other comprehensive loss
  Unrealized gains (losses) on
  Marketable securities
    Arising during the period   (43,178)    445,149
  Reclassification of gains realized   (355,943)    (81,022)
  (399,121)    364,127
      Comprehensive Loss$  (299,892)$  (440,462)


Income (Loss) per common share
      Basic
      Continuing operations     $0.01            $0.05
      Income (loss) from discontinued
        operations       $0.01       ($0.22)
        Net income (loss)     $0.02     ($0.17)
      Diluted
      Continuing operations     $0.01      $0.05
      Income (loss) from discontinued
        operations      $0.01       ($0.22)
        Net income (loss)     $0.02     ($0.17)

Weighted average shares
      Basic  4,462,682  4,842,737
      Diluted  4,462,682  4,842,737

 The accompanying notes are an integral part of these consolidated financial statements.


Initio, Inc.
Consolidated Balance Sheets
As at

April 30, 1999 April 30, 1998

Assets

  Cash$1,182,993$2,249,992
  Marketable Securities 1,208,061 1,073,308
  Net assets of discontinued operations 3,809,844 3,770,152
  Deferred tax asset   884,000    --
  Property and equipment, net  1,506,452 1,476,610
  Other assets   200,919   305,818
    Total assets$8,792,269$8,875,880


Liabilities and Stockholders' Equity

  Liabilities
  Accounts payable$    9,277$   11,498
  Accrued expenses    31,500     9,966
  Mortgage payable    873,774   914,105

  Subordinated convertible debenture 3,500,000 3,000,000
  4,414,551 3,935,569
  Commitments
  Stockholders' Equity
  Common stock, $.01 par value, Authorized
  10,000,000 shares, 5,065,406 issued and
  4,636,008 outstanding shares, 5,271,935
  issued and 4,842,537 outstanding shares
  respectively          50,654      52,719
  Additional paid in capital  8,616,042  8,876,678
  Accumulated deficit(3,826,308)(3,925,537)
  Accumulated other comprehensive income    115,285    514,406
           4,955,673 5,518,266

  Less: Treasury stock, 429,398 common
    shares   (577,955)   (577,955)
      Total stockholders' equity  4,377,718  4,940,311
      Total liabilities and
        stockholders' equity$8,792,269   $8,875,880


    The accompanying notes are an integral part of these financial statements.



Initio, Inc.
Consolidated Statements of Stockholders' Equity
Accumulated other
Common    Paid In  Accumulated       TreasuryComprehensive
Stock     Capital  Deficit Stock    IncomeTotal
Balance May 1, 199750,815$8,682,183$(3,120,948)$(476,781) $150,279$5,285,548

Issuance of 60,000
  common shares to   600    65,400     66,000
  employees

Exercise of employee
  stock options for
  130,400 common
  shares 1,304   129,095   130,399

Repurchase of 37,527
  common shares from
  employees (101,174)  (101,174)

Net other comprehensive
  income 364,127   364,127

Net Loss

Balance April 30,
  1998 $52,719  $8,876,678$(3,925,537)($577,955)$514,406$4,940,311


Repurchase and retirement
  of 206,529 shares (2,065)   (260,636)  (262,701)

Net other comprehensive
  loss(399,121)  (399,121)

Net income                        99,229                       99,229

Balance April 30,
  1999$50,654  $8,616,042$(3,826,308)$(577,955)$115,285$4,377,718


 The accompanying notes are an integral part of these consolidated financial statements.


Initio, Inc.
Consolidated Statements of Cash Flows
For the Year Ended


April 30, 1999April 30, 1998

Cash flows from Operating Activities;

  Income from continuing operations$   44,793$230,558
  Deprec on sale of marketable securities  (129,912)   164,521
  Other comprehensive income  (399,121)  364,127
    Cash (used in) provided by
      continuing operations  (503,509) 260,454

Cash flow (used in) provided by
  discontinued operations  (774,886) 557,093

Net cash (used in) provided by
  operating activities(1,278,395) 817,547

Cash flows from Investing Activities

 Purchases of property and equipment  159,754 (70,844)
Net proceeds from sales/(purchase) on
   marketable securities(145,326) 100,973
  Net cash provided by investing
   activities     14,428  30,124

Cash flows from Financing Activities

  Net repayment of short term debt      --(1,850,000)
  Debenture proceeds   500,000 3,000,000
  Debenture issuance costs      --      (43,280)
  Mortgage repayment   (40,331)   (39,987)
  Sale of common stock, net of
    treasury stock repurchase      --    35,222
  Common stock repurchase  (262,701)     --

    Net cash provided by
      financing activities   196,968 1,101,955

  Net ( decrease ) increase in cash(1,066,999) 1,949,631
  Cash at beginning of year 2,249,992   300,361
  Cash at end of year$1,182,993$2,249,992

  Supplemental disclosure of continuing
    operations cash flow information:

  Cash paid during the year for LC Interest   $92,400   $68,320

 The accompanying notes are an integral part of these consolidated financial statements.

Initio, Inc.
Notes to the Consolidated Financial Statements


1. Summary of Significant Accounting Policies

Nature of Business
In past years Initio, Inc., (  the   Company  or Initio  ), through its  wholly
owned subsidiary, Deerskin  Trading  Post,
 Inc. (    Deerskin   ), primarily marketed leather goods by way of the
Deerskin catalog and gifts and housewares through its Joan Cook catalog.

In April, 1999, the Company entered into an agreement to sell materially all of the assets of its Deerskin operation. Since
May, 1999, when the asset sale was culminated, the Company has begun the process of identifying new business opportunities.

Basis of Presentation
The consolidated financial statements include the accounts of the Company and Deerskin. All material intercompany items have been eliminated. Certain items shown have been reclassified to conform to the fiscal 1999 presentation.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported balances in the financial statements. Actual results could differ from managements best estimates.

Marketable Securities
The Company has classified all its marketable securities as available for sale, which presented at their estimated fair market value, which has been determined based upon security market quotes. Realized gains and losses, calculated based upon specific identification of shares sold, are included in the determination of Net Income (Loss). Unrealized gains and losses are included as components of Other Comprehensive Loss.


Fair Value of Financial Instruments
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and accrued expenses approximate their fair value due to their short term maturities. The amounts presented for the mortgage payable and the subordinated convertible debenture also approximate fair value.

Property and Equipment
Fixed assets are recorded at cost and depreciated, using the straight-line method over their estimated useful lives, which generally approximates 40 years for buildings. Leasehold improvements are amortized over the lesser of their useful lives or the remaining lease terms.

1999
1998
Leasehold improvements
$2,052,925
$1,893,171

$2,052,925
$1,893,171



Less Accumulated Amortization
       546,473
       416,561
Property and Equipment, net
$1,506,452
$1,476,610

Long-Lived Assets
The Companys policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of the related assets. Long-lived assets are reviewed on a quarterly and annual basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be reasonable. Assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows. Impairments, if any, are recognized in the consolidated statements of operations and comprehensive loss in the period identified.

Stock Based Compensation
The Company continues to account for its stock based compensation of employees, using the intrinsic value approach, described in APB No. 25.The impact on net loss and loss per share if the fair value method of accounting for stock based compensation had been adopted would have been negligible. Additional pro forma disclosures as required under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, are presented within these
Notes to Consolidated Financial Statements.




Earnings (Loss) Per Common Share
Basic Loss per Common Share, as well as Diluted Loss Per Common Shares has been computed based upon the weighted average number of actually outstanding shares of the Companys common stock. A reconciliation between the numerators and denominators of the basic and dilutive EPS computations for net income
(loss) is as follows:


Year Ended April 30, 1999
Year ended April 30, 1998

Income
(Numerato
r)
Shares
(Denominat
or)
Per
Share
Amount
s
Income
(Numerato
r)
Shares
(Denominat
or)
Per
Share
Amounts
Income from continuing
operations

$44,793



$230,558


Income (loss) form
discontinued operations
net of income tax
benefit


54,436




(1,035,147
)


BASIC EPS






Net income form continuing
operations attributable
to common stock


44,793


4,462,682


$0.01


230,558


4,842,737


$0.05
Net income (loss) from
discontinuing
operations, net of
income tax attributable
to common stock




54,436




4,462,682




$0.01




(1,035,147
)




4,842,737




$(0.22)
EFFECT OF DILUTIVE
SECURITIES






Stock Options

      200




DILUTIVE EPS






Net income from continuing
operations attributable
to common stock and
assumed option
exercises



$44,793



4,462,882



$0.01



$230,558



4,482,737



$0.05
Net income (loss) from
discontinuing
operations, net of
income tax attributable
to common stock and
assumed option
exercises




$54,436




4,462,882




$0.01




$(1,035,14
7)




4,482,737




$(0.22)

Options to purchase 591,442 shares of common stock out of the total number of options outstanding as of April 30, 1999, were not included in the computation of diluted EPS because of their anti-dilutive effect.



Income Taxes
Income taxes have been provided using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying estimated tax rates and laws to taxable years in which such differences are expected to reverse.

Recently Effective Accounting Standard Adopted
The Company began conforming to SFAS 130,  Reporting Comprehensive Income   for
its fiscal year ending April 30th,
1999. Prior year balances have been reclassified to conform with the current years presentation.

Recently Issued Accounting Standards
In June 1998, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. As of April 30, 1999, this pronouncement would have no effect on the accompanying financial statements.

2. Discontinued Operations
In April, 1999, the Company entered into an agreement with Advance Medical Sciences, Inc. (AMDS) for the sale of materially all of the assets of its Deerskin operations, which at April 30, 1999 were categorized as a discontinued operation.
In May 1999, when the transaction closed, the Company received approximately $500,000 in cash, a $3,400,000 convertible debenture of the purchaser and was released from $2,000,000 payment of its subordinated convertible debenture, resulting in a gain before income taxes of approximately $2,400,000. The $3,400,000 convertible debenture the Company will receive, bears interest at a rate of 8% per annum, on the last day of each July, October, January and April until June 1, 2004, when the convertible debenture is to be redeemed by AMDS. This debenture has a convertible feature which allows for the conversion into shares of AMDS common stock. The terms of the conversion are such that the conversion price shall be $5.50 per share (after giving effect to the 1 for 30 exchange), provided, however, if on or before December 31, 1999 AMDS shall repay Initio $400,000 plus interest accrued to the date of such payment, thereby reducing the present indebtedness from $3,400,000 to $3,000,000, then, in that event the initial conversion price shall be increased from $5.50 to $6.00. The operating results of the discontinued operation were:


  Year Ended  Year Ended
April 30, 1999April 30, 1998

Revenues$  9,682,000$ 11,134,000
Net income ( loss )54,436( 1,035,147 )
Current assets2,787,2782,718,404
Total assets4,327,9504,314,273
Current liabilities351,106369,121
Net assets3,946,8443,945,152

3. Income Taxes
At April 30th, 1999, the Company had available, for federal income tax purposes, approximately $4,900,000 of net operating losses (NOLs) and other future tax benefits, which expire in 2004 and thereafter. These benefits were not reflected in the Companys consolidated financial statements as a result of the uncertainty of future utilization. For the year ended April 30, 1999, the valuation allowance previously recorded against the deferred tax asset generated from the Companys NOLs was reduced by $782,000. Based upon the capital gain recognized in connection with the transaction described in Note 2, it is more likely than not that approximately $884,000 in deferred asset is realizable.

4. Mortgage
In 1995, the Company borrowed $1,000,000, of which approximately $873,000 was outstanding at April 30th, 1999. The loan is secured by the Companys Carson City property, payable in monthly installments, bears interest at the rate of 9 %, subject to adjustment in the future, and is due in 2010. Principal payments approximate $40,000 per annum with a balloon payment in the final year.

5. Subordinated Convertible Debenture
In February 1998, the Company issued $3,000,0000 principal amount of a five year, 8 %, debenture which is convertible, at $ 3.00 per share, into the Companys common stock. In December 1998, the Company issued a $500,000 principal amount debenture, convertible at $ 1.54 into the Companys common stock. The conversion feature of these debentures was greater than the market value at issuance. The $3,000,000 and $500,000 debentures mature on May 1, 2003 and December 23, 2003 respectively, with all unpaid principal and interest due. The Company has a commitment from the same debt holder for an additional $ 1,500,000 to be used for acquisitions. The conversion price of future borrowings is contingent upon the future market price of the Companys common stock. Two representatives of the debenture holder have been elected to the Companys Board of Directors. The costs of this debt issuance have been deferred and are being amortized over the term of the debenture, using the effective interest rate method. In connection with the transaction described in Note 2, the Company effectively repaid $2,000,000 of the $3,500,000 outstanding as of April 30, 1999.

6. Commitments
Letters of Credit
At April 30th, 1999, the Company had approximately $465,000 of letters of credit outstanding in connection with the discontinued operations. Pursuant to the transaction discussed in Note 2, these letters of credit were transferred to AMDS at closing.

7. Stockholders Equity
Stock Option Plans
The Company has two stock option plans, the 1991 Stock Option Plan (  1991 Plan
 ) and the 1996 Stock Option Plan (
1996 Plan ). Under both Plans options to buy the Companys common stock have been granted to key employees and / or directors of the Company, for terms ranging from five to ten years and which become exercisable at fixed times.

No further options will be granted pursuant to the 1991 plan.

Options which may result in the issuance of up to 500,000 shares of the Companys common stock may be issued pursuant to the 1996 Plan. Under the 1996 Plan the Company may award either Incentive Stock Options or Non Qualified Stock
Options. The terms for either may not exceed ten years, while vesting is either 20% annually or as the Companys Board of Directors provides. Exercise prices approximate the market price for the Companys stock, except that in the case of award to holders of more than 10 % of the Companys stock the exercise is to be set by the Companys Board of Directors. Arising from the disposal of all of its catalog operations, the Company decided that all employees of Deerskin Trading Post, Inc., a wholly owned subsidiary of the Company who presently have stock options on shares of Initio common stock, shall be fully vested effective upon the closing of the transaction between Deerskin Trading Post, Inc. and AMDS. All such persons shall have one year from April 30, 1999 to exercise such options. Activity for the Plans is as follows for the years ended:



   Year Ended   Year Ended
April 30th, 1999April 30th, 1998
SharesAverage Price  SharesAverage Price
Outstanding at beginning of year646,942 $ 1.92 505,332$1.74
Granted1,0001.00525,000  1.95
 Exercised (  98,400 )   1.00
 Expired   (  56,500 )1.81 (  34,990 )1.69
 Cancelled            ( 250,000 ) 2.00
Outstanding at end of year    591,4421.93646,942  1.92

Options Outstanding
At April 30th, 1999

Exercise Pricesharesexpires inexercisable
1.00 1,000 2003 200
1.7565,442200065,442
1.95525,0002003210,000
591,442275,642

As a result of the 1991 and 1996 Plans, had the Company adopted the full value approach to accounting for employee stock options, the Companys results of operations would have been for the years ended:



April 30, 1999
April 30, 1998
Net income (loss)
As reported
$99,229
(  $  804,589  )

Pro forma
( 131,771 )
(  $ 828,564  )
Loss Per Share:



Basic:
As reported
$.02
(  $  .17)

Pro forma
$(.03)
(  $  .17)
Diluted
As reported
$.02
(  $  .17)

Pro forma
$(.03)
(  $  .17)


The foregoing disclosures has been computed using the Black Sholes option pricing model with the following weighted average assumptions:

1999 and 1998
Risk free Interest Rate
5.63%
Expected Lives
4 years
Expected Volatility
50%
Expected Dividend Yield
0%

8. Related Party Transactions
The Chairman and President of the Company have for both years presented waived all but nominal current cash compensation, though they continue to receive fringe benefits such as participation in the Company health plans. In March, 1998, these individuals were granted options, pursuant to the Companys 1996 Plan, to purchase 250,000 shares, each, of the Companys common stock at $ 1.95 per share, 110 % of the market price of the Companys common stock at the time of grant. At the same time options to purchase 125,000 shares, each, of the Companys common stock at $ 2.00 per share, previously granted to these officers of the Company, were cancelled.
9. Lease Agreements
In accordance with the executed Asset Purchase Agreement, AMDS entered into a lease agreement with the Company for the entire building and parking lot at 2500 Arrowhead Drive, Carson City, Nevada. This lease agreement will terminate on April 30, 2,000, for which AMDS will pay the Company an annual rent amounting to $336,000.
In addition, the Company also has future minimum rental payments under an operating lease that expires in 2037 which at April 30, 1999 was approximately $25,900 (approximately $700 per annum).
10.  Subsequent Events
In May 1999, the Company culminated the sale of its Peabody plant, which is included in the net assets of discontinued operations, for $ 525,000 in cash and notes, resulting in a net before income taxes gain of $ 200,000.




Exhibit 27

This schedule contains summary information extracted from the Company's accompanying audited financial statements and is qualified in its entirety by reference to such financial statements.


Period12 months12 months
Fiscal Year EndApril 30, 1999April 30, 1998
Period EndApril 30, 1999April 30, 1998
Cash$ 1,182,993$   2,249,992
Securities1,208,0611,073,308
Receivables-_
Allowances--
Inventory--
Current Assetsn/a  n/a
Property, Plant and Equipment2,052,925 1,893,171
Accumulated Depreciation  546,473   416,561
Total Assets8,792,269 8,875,880
Current Liabilities   n/a       n/a
Bonds3,500,000  3,000,000
Preferred- -
Common50,654 52,719
Other Stockholders Equity4,327,064 4,887,592
Total Liabilities & Stockholders'8,792,269 8,875,880
Income   378,801    560,794
Cost of Goods Sold       -        -
Other Expenses  182,172 1,297,063
Interest Expense   92,400    68,320
Net Income (Loss) ( 99,229)  (804,589)
Basic Earnings (Loss) Per Share(.02)(.18)
Diluted Earnings (Loss) Per Share(.02)(.18)







- 24 -