Form 10KSB/A
period 1999-04-30
INITIO INC
filed 1999-08-09
CIK 50505

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

Name and Address ofAmount and NaturePercent of Beneficial OwnerOf Beneficial OwnershipClass

Martin Fox
2500 Arrowhead Drive
Carson City, Nevada 897061,412,724 (1)28.9%

Daniel A. DeStefano
2500 Arrowhead Drive
Carson City, Nevada 89706995,010 (2)20.3%

DeStefano Children Trust
c/o John McConeghy
42 Sterling Lane
Wayne, New Jersey 07470530,546 (3)11.4%

Melvyn I. Weiss
One Pennsylvania Plaza
New York, New York 10119283,650 (4)5.9%

Pioneer Ventures Associates1,324,675 (5)22.2%
  Limited Partnership
651 Day Hill Road
Windsor, Connecticut 06095

Robert Lerman1,344,570 (6)22.6%
651 Day Hill Road
Windsor, Connecticut 06095

All Executive Officers and
Directors as a Group (5 persons)3,762,304 (5)58.2%


 (1) This amount includes 136,984 Shares owned by trusts for the benefit of Mr.Fox's children of which Mr. Fox is a trustee and of which Mr. Fox disclaims beneficial ownership. Mr. Fox has shared voting and investment power over the Shares owned by such trusts. This amount also includes 108,578 Shares owned by the Martin Fox Retirement Trust. This amount does not include 53,433 Shares owned by a trust for the benefit of unrelated persons of which Mr. Fox is a trustee and of which Mr. Fox disclaims beneficial ownership. This amount also includes 250,000 shares which Mr. Fox has the right to acquire pursuant to a currently exercisable stock option.

(2) This amount includes 172,638 Shares owned by the Daniel DeStefano Retirement Trust. This amount also includes
250,000 shares which Mr. DeStefano has the right to acquire pursuant to a currently exercisable stock option.

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


Period12 months12 months
Fiscal Year EndApril 30, 1999April 30, 1998
Period EndApril 30, 1999April 30, 1998
Cash$ 1,182,993$   2,249,992
Securities1,208,0611,073,308
Receivables-_
Allowances--
Inventory--
Current Assetsn/a  n/a
Property, Plant and Equipment2,052,925 1,893,171
Accumulated Depreciation  546,473   416,561
Total Assets8,792,269 8,875,880
Current Liabilities   n/a       n/a
Bonds3,500,000  3,000,000
Preferred- -
Common50,654 52,719
Other Stockholders Equity4,327,064 4,887,592
Total Liabilities & Stockholders'8,792,269 8,875,880
Income   378,801    560,794
Cost of Goods Sold       -        -
Other Expenses  182,172 1,297,063
Interest Expense   92,400    68,320
Net Income (Loss)   99,229  (804,589)
Basic Earnings (Loss) Per Share .02(.18)
Diluted Earnings (Loss) Per Share .02(.18)







- 24 -