Form 10QSB
period 1999-07-31
INITIO INC
filed 1999-09-14
CIK 50505

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                         ------------------------------
                                   Form 10 QSB

              (X) Quarterly Report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended July 31st, 1999

            ( ) Transition Report pursuant to Section 13 or 15 ( d )
                     of the Securities Exchange Act of 1934
                        --------------------------------
                          Commission File Number 0-9848

                                  Initio, Inc.

      (Exact name of small business registrant as specified in its charter)

             Nevada                                         22-1906744
 (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                       Identification No. )

                2500 Arrowhead, Drive, Carson City, Nevada 89706
               (Address of principal executive office) (Zip Code)

      Registrant's telephone number, including area code: (775) 883 - 2711

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No

     The number of shares outstanding of the registrant's common stock as of
                       September 10th, 1999 was 4,640,541
             Transitional Small Business Disclosure Format Yes   No X

                                  Initio, Inc.
                                   Form 10-QSB
                       For the Quarter Ended July 31, 1999
                                    Contents

Part I. Financial Information                                               Page
 Item 1. Financial Statements
    a) Consolidated Statements of Operations and  Comprehensive Income
       (Loss) for the Three Months Ended July 31st, 1999 and 1998             1.
    b) Consolidated Balance Sheets as at July 31th, 1999 and
        April 30st, 1999                                                      2.
    c) Consolidated Statement of Stockholders' Equity for the
        Three Months Ended July 31st, 1999                                    3.
    d) Consolidated Statements of Cash Flows for the Three
        Months Ended July 31st, 1999 and 1998                                 4.
    e) Notes to Financial Statements                                          5.
 Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                    7.
Signatures                                                                    9.
Part II. Other Information
 Item 6. Exhibits and Reports on Form 8K
    a) Exhibit 27                                                            10.

Initio, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) For the three months ended
(Unaudited)

                                                                               July 31, 1999                         July 31, 1998
Income:
  Interest and dividends                                                        $   100,243                           $   30,211
  Gain on the sale of marketable securities                                          43,793                              110,079
  Rental income                                                                      84,000                                   --
  Other                                                                              18,355                                   --
                                                                                -----------                           ----------
                                                                                    246,391                              140,290
                                                                                -----------                           ----------
Expenses:
 General and administrative                                                         146,234                              121,812
 Interest                                                                            81,688                               79,949
                                                                                -----------                           ----------
                                                                                    227,922                              201,761
                                                                                -----------                           ----------
Income (loss) from continuing operations
  before deferred tax benefit                                                        18,469                              (61,471)

Deferred tax benefit                                                                920,000                                   --
                                                                                -----------                           ----------
Income (loss) from continuing operations                                            938,469                              (61,471)

Income (loss) from discontinued operations                                               --                             (140,555)

Gain on sale of discontinued operations, net of
income taxes of $ 884,000                                                        1,503,986                                    --
                                                                                -----------                           ----------
Net income (loss)                                                                 2,442,455                             (202,026)
                                                                                -----------                           ----------
Other Comprehensive Income:
 Unrealized Gains ( Losses ) on
 Marketable Securities:
   Arising during the period                                                        (53,920)                             (18,526)
   Reclassification of Gains Realized in
   Other Income                                                                     (48,516)                             (81,354)
                                                                                -----------                           ----------
                                                                                   (102,436)                             (99,880)
                                                                                -----------                           ----------
Comprehensive income ( Loss )                                                   $ 2,340,019                           $ (301,906)
                                                                                ===========                           ==========
Income (Loss) per Common Share:
                                Basic:
                                 Continuing operations                                $0.20                               ($0.01)
                                 Income (loss) from discontinued
                                  operations                                           0.32                                (0.03)
                                 Net income (loss)                                    $0.52                               ($0.04)
                                Diluted:
                                 Continuing operations                                $0.19                               ($0.01)
                                 Income (loss) from discontinued
                                  operations                                           0.30                                (0.03)
                                 Net income (loss)                                    $0.49                               ($0.04)
Weighted Average Shares
                                Basic                                             4,666,616                            4,752,134
                                Diluted                                           4,991,491                            4,752,134
   The accompanying notes are an integral part of these financial statements.


                                       1.

Initio, Inc.
Consolidated Balance Sheets
As at

                                                                              July 31, 1999                        April 30, 1999
                                                                               (Unaudited)                           (Audited)

Assets
  Cash                                                                          $ 1,455,211                           $1,182,993
  Marketable securities                                                           1,283,105                            1,208,061
  Net assets of discontinued operations                                                  --                            3,809,844
  Deferred tax asset                                                                920,000                              884,000
  Property and equipment, net                                                     1,519,466                            1,506,452
  Convertible debenture                                                           3,400,000                                   --
  Other assets                                                                      624,620                              200,919
                                                                                -----------                           ----------
       Total assets                                                             $ 9,202,402                           $8,792,269
                                                                                ===========                           ==========


Liabilities and Stockholders' Equity


Liabilities:
  Accounts payable                                                                      425                                9,277
  Accrued expenses                                                                   94,280                               31,500
  Mortgage payable                                                                  859,510                              873,774
  Other liabilities                                                                  56,000                                   --
  Subordinated convertible debenture                                              1,500,000                            3,500,000
                                                                                -----------                           ----------
                                                                                  2,510,215                            4,414,551
                                                                                -----------                           ----------
Commitments
Stockholders' Equity
  Common Stock, $ .01 par value, Authorized
   10,000,000 shares, 5,032,412 issued and
   4,640,541 outstanding shares                                                      50,542                               50,654
  Additional paid in capital                                                      8,590,604                            8,616,042
  Accumulated deficit                                                            (1,383,853)                          (3,826,308)
  Accumulated other comprehensive income                                             12,849                              115,285
                                                                                -----------                           ----------
                                                                                  7,270,142                            4,955,673
  Less: Treasury stock, 391,871 common
   shares                                                                          (577,955)                            (577,955)
                                                                                -----------                           ----------
     Total stockholders' equity                                                   6,692,187                            4,377,718
                                                                                -----------                           ----------
     Total liabilities and stockholders' equity                                 $ 9,202,402                           $8,792,269
                                                                                ===========                           ==========


   The accompanying notes are an integral part of these financial statements.


                                       2.


Initio, Inc.
Consolidated Statements of Stockholders' Equity
For the three months ended July 31, 1999
(Unaudited)

                                                                                                   Accumulated
                                           Additional                                                Other
                              Common         Paid In         Accumulated         Treasury         Comprehensive
                               Stock         Capital           Deficit             Stock             Income              Total
                               -----         -------           -------             -----             ------              -----
Balance April 30, 1999        $50,654       $8,616,042       ($3,826,308)        ($577,955)           $115,285        $4,377,718

Cancellation of
 shares by employee
  to repay loan                  (112)         (25,438)                                                                  (25,550)

Other comprehensive
  loss                                                                            (102,436)           (102,436)

Net income                                                     2,442,455                                               2,442,455
                              --------------------------------------------------------------------------------------------------
Balance July 31, 1999         $50,542       $8,590,604       ($1,383,853)        ($577,955)            $12,849        $6,692,187
                              ==================================================================================================


   The accompanying notes are an integral part of these financial statements.

Initio, Inc.
Consolidated Statements of Cash Flows
For the three months ended
(Unaudited)
                                                                              July 31, 1999                        July 31, 1998
                                                                              -------------                        -------------
Cash Flows from Operating Activities

  Net income (loss)                                                             $ 2,442,455                            ($202,026)
  Gain on sale of discontinued operations                                        (1,503,986)                             -
  Gain on sale of marketable securities                                             (43,793)                            (110,079)
  Depreciation                                                                       24,913                               43,343
  Deferred tax benefit                                                             (920,000)                                  --
  Net increase in net assets of discontinued operations                            (282,578)                                  --
  Net increase in other assets                                                     (175,777)                            (864,343)
  Net increase in other liabilities                                                 109,928                              224,702
                                                                                -----------                           ----------
    Net cash (used in) provided by
      operating activities                                                         (348,838)                            (908,403)
                                                                                -----------                           ----------
Cash flows from Investing Activities

  Proceeds from sale of discontinued operations                                     552,328                                   --
  Proceeds from sale of Peabody facility                                            253,080                                   --
  Purchases of property and equipment                                               (37,927)                            (103,679)
  Net proceeds from sales/(purchases) of
     marketable securities                                                         (133,687)                              (4,670)
  Proceeds from collection of mortgage receivable                                     1,526                                   --
                                                                                -----------                           ----------
       Net cash (used in) provided by investing activities                          635,320                             (108,349)
                                                                                -----------                           ----------
Cash Flows from Financing Activities

  Mortgage repayment                                                                (14,264)                             (13,445)
  Treasury stock repurchased and retired                                                 --                             (234,425)
                                                                                -----------                           ----------
      Net cash provided by
       financing activities                                                         (14,264)                            (247,870)
                                                                                -----------                           ----------
  Net (decrease) increase in Cash                                                   272,218                           (1,264,622)
  Cash at beginning of period                                                     1,182,993                            2,249,992
                                                                                -----------                           ----------
  Cash at end of period                                                         $ 1,455,211                           $  985,370
                                                                                ===========                           ==========


Supplemental disclosures:

  Cash paid during the period for interest                                      $    57,213                           $   17,677
                                                                                ===========                           ==========
Non-Cash Investing and Financing Activities:

  Non-cash proceeds received in exchange for
    assets of discontinued operations:
    Receipt of Convertible Debenture                                            $ 3,400,000                                   --
                                                                                ===========                           ==========
    Repayment of Subordinated Convertible Debenture                             $ 2,000,000                                   --
                                                                                ===========                           ==========
    Receipt of mortgage receivable                                              $   275,000                                   --
                                                                                ===========                           ==========
  Exchange of employee stock for note receivable                                $    25,550                                   --
                                                                                ===========                           ==========
  Decrease in fair value of available-for-sale securities                       $    53,920                           $   18,526
                                                                                ===========                           ==========

   The accompanying notes are an integral part of these financial statements.


                                  Initio, Inc.
                          Notes to Financial Statements


Basis of Consolidation:
The consolidated financial statements include the accounts of Initio, Inc. and its wholly owned subsidiary Initio Acquisition Corp. (formerly named Deerskin Trading Post, Inc.), hereinafter collectively referred to as the "Company". All material intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with current period presentation.

Basis  of  Presentation:
In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and consequently stockholders' equity. Examples include estimates of future revenues and expenses. Actual results may differ from these estimates.

The Company's business cycle is seasonal in nature. Interim results are likely not indicative of results to be expected for a full year.

The information included in this Form 10QSB should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Initio, Inc. April 30th, 1999 Form 10KSB.

Income (Loss) per Share:
Basic Income (Loss) per Common Share has been computed based upon the weighted average number of actually outstanding shares of the Company's common stock. Diluted Income (Loss) per Common Share includes common shares associated with certain outstanding employee stock options and a portion of the Company's subordinated convertible debenture.

                                  Initio, Inc.
                          Notes to Financial Statements
                                   (Continued)

Recently Issued Accounting Standards:
In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. As of July 31, 1999, this pronouncement would have no effect on the accompanying financial statements.

                                  Initio, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and the Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the Company's Financial Statements and Notes thereto.

Management's discussion and analysis contains "forward-looking statements" about the Company's future prospects. These statements are subject to risks and uncertainties which could cause actual results to differ materially from those expected by Management. Readers are therefore cautioned not to rely upon any such forward-looking beliefs or judgements in making investment decisions.

Results of Operations:

As of April 30, 1999 the Company sold substantially all of the operating assets of its catalog business. In May, 1999 the Company sold its facility in Peabody, Massachusetts to an unrelated party. These transactions resulted in a gain, before income taxes of approximately $ 2,388,000. Since that time the Company has begun the process of identifying new business opportunities.

The Company's revenues, excluding gains on the sale of marketable securities which are transactional in nature and vary from period to period, increased by approximately $ 172,000 during the quarter. The increase resulted primarily from interest income relating to the $ 3,400,000 Convertible debenture, rental income from the Company's Nevada facility and management fee income from the buyer of the Company's catalog business. The Company's general and administrative expenses increased by approximately $ 24,000. Overall general and administrative expenses decreased approximately $ 51,000 due to a reduction in the Company's overhead structure offset by an increase in management's salary expense of approximately $ 75,000. The increase was due to the reinstatement of management's salaries during the quarter after several years of agreeing to suspend their salaries.

In light of the foregoing transaction, the Company recognized a deferred tax benefit of approximately $ 920,000 resulting in net income for the three months ended July 31, 1999 of $ 2,442,455 or $ .52 per share versus a loss for the three months ended July 31, 1998 of ($ 202,026) or ($.04) per share.

Item 2. Management's Discussion and Analysis of Financial Condition and the Results of Operations (Continued).

Liquidity and Capital Resources:

In May, 1999, when the sale of its catalog operations was consummated, the Company received approximately $ 552,000 in cash, a $ 3,400,000 convertible debenture of the purchaser and was released from $ 2,000,000 of its subordinated debentures. Additionally, in connection with the sale of its Peabody, Massachusetts facility in May, 1999, the Company received approximately $ 253,000 in cash and a $ 275,000 mortgage note from the purchaser.

As of July 31st , 1999 the Company had approximately $ 2,740,000 in cash and marketable securities.

The sale in May, 1999 of the Company's catalog operations also reduced its long-term liability on the subordinated debenture from $ 3,500,000 to $ 1,500,000. As of July 31, 1999 the Company's liabilities, excluding the subordinated debenture and the mortgage payable, was approximately $ 150,000.

Year 2000 Compliance:

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. These effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting an entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

The Company is directly little affected internally by Year 2000 Compliance. The Company does not anticipate any material disruption in its operations because of failure of Year 2000 Compliance, but has yet to make inquiry of its financial institutions.

                           Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits
        27.   Financial Data Schedule
(B ) Reports on Form 8-K
Initio, Inc. filed a Form 8-K on June 3, 1999, to report the sale of its catalog business.

Items 1,2,3,4 and 5 are not applicable and have been omitted.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Initio, Inc.
Date: September 14th, 1999      By: /s/ Martin Fox
                                   ---------------
                                Martin Fox
                                President and Office of the Chief Executive
                                By: /s/ Daniel DeStefano
                                Daniel DeStefano
                                Chairman of the Board and Office of the
                                Chief Executive
                                By: /s/ Martin Fox
                                Martin Fox
 .                               President and Office of the Chief Executive,
                                Secretary, Treasurer and Chief Financial
                                Officer