Form 10KSB/A
period 1999-04-30
INITIO INC
filed 1999-10-04
CIK 50505

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                                Second Amendment

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Shares, $.01 Par Value                            4,640,541
     (Title of Class)                           (No. of Shares Outstanding
                                                     at July 27, 1999)

                 DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Form (check one):

                                       Yes___         No   X

INITIO, INC.

10-KSB/A                        EXPLANATORY NOTE

      During the course of preparation of the 10-KSB, lines which did not materially affect the presentation as a whole were inadvertently dropped. The most significant changes are in the Consolidated Statements of Cash Flows where the line "Gain on sale of marketable securities" has been inserted and in
Exhibit 27 where the Basic Earnings and Diluted Earnings (Loss) Per Share were changed to (.17) from (.18).

                                  Initio, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                               For the Year Ended

                                            April 30, 1999       April 30, 1998
                                            --------------       --------------


Income
  Interest                                   $    94,708          $    62,042
  Gain on the sale of
    marketable securities                        279,093              498,752
                                             -----------          -----------
                                                 373,801              560,794
                                             -----------          -----------

Expenses
  General and Administrative                     236,608              261,916
  Interest                                        92,400               68,320
                                             -----------          -----------
                                                 329,008              330,236
                                             -----------          -----------

Income from continuing operations                 44,793              230,558

Income (loss) from discontinued
  operations, net of income tax benefit          54,436            (1,035,147)
                                             -----------          -----------

Net income (loss)                                 99,229             (804,589)
                                             -----------          -----------
Other comprehensive loss
  Unrealized gains (losses) on
  Marketable securities
    Arising during the period                    (43,178)             445,149
  Reclassification of gains realized            (355,943)             (81,022)
                                             -----------          -----------
                                                (399,121)             364,127
                                             -----------          -----------
      Comprehensive Loss                     $  (299,892)         $  (440,462)
                                             -----------          -----------


Income (Loss) per common share
      Basic
      Continuing operations                        $0.01                $0.05
      Income (loss) from discontinued
        operations                                 $0.01               ($0.22)
                                             -----------          -----------
        Net income (loss)                          $0.02               ($0.17)
                                             -----------          -----------
      Diluted
      Continuing operations                        $0.01                $0.05
      Income (loss) from discontinued
        operations                                 $0.01               ($0.22)
                                             -----------          -----------
        Net income (loss)                          $0.02               ($0.17)
                                             -----------          -----------

Weighted average shares used in calculation
      Basic                                    4,462,682            4,842,737
                                             -----------          -----------
      Diluted                                  4,462,882            4,842,737
                                             -----------          -----------

The accompanying notes are an integral part of these consolidated financial statements.

                                  Initio, Inc.
                           Consolidated Balance Sheets
                                      As at

                                                      April 30,       April 30,
                                                        1999            1998
Assets

  Cash                                              $1,182,993       $2,249,992
  Marketable Securities                              1,208,061        1,073,308
  Net assets of discontinued operations              3,809,844        3,770,152
  Deferred tax asset                                   884,000               --
  Property and equipment, net                        1,506,452        1,476,610
  Other assets                                         200,919          305,818
                                                    ----------       ----------
    Total assets                                    $8,792,269       $8,875,880
                                                    ==========       ==========

Liabilities and Stockholders' Equity

  Liabilities
  Accounts payable                                  $    9,277       $   11,498
  Accrued expenses                                      31,500            9,966
  Mortgage payable                                     873,774          914,105

  Subordinated convertible debenture                 3,500,000        3,000,000
                                                    ----------       ----------
                                                     4,414,551        3,935,569
  Commitments
  Stockholders' Equity
  Common stock, $.01 par value,  Authorized
  10,000,000 shares,  5,065,406 issued and
  4,636,008  outstanding shares,  5,271,935
  issued and 4,842,537 outstanding shares
respectively                                            50,654           52,719
Additional paid in capital                           8,616,042        8,876,678
Accumulated deficit                                 (3,826,308)      (3,925,537)
Accumulated other comprehensive income                 115,285          514,406
                                                    ----------       ----------
                                                     4,955,673        5,518,266

Less: Treasury stock, 429,398 common
  shares                                              (577,955)        (577,955)
                                                    ----------       ----------
    Total stockholders' equity                       4,377,718        4,940,311
                                                    ----------       ----------
    Total liabilities and
      stockholders' equity                          $8,792,269       $8,875,880
                                                    ==========       ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                  Initio, Inc.
                 Consolidated Statements of Stockholders' Equity

                                                                                                Accumulated other
                                 Common     Paid In         Accumulated       Treasury          Comprehensive
                                 Stock      Capital         Deficit           Stock             Income                Total
                                 -----      -------         -------           -----             ------                -----
Balance May 1, 1997              $50,815    $8,682,183      $(3,120,948)      $(476,781)        $150,279              $5,285,548

Issuance of 60,000
  common shares to                   600        65,400                                                                   66,000
  employees

Exercise of employee
  stock options for
  130,400 common
  shares                           1,304       129,095                                                                  130,399

Repurchase of 37,527
  common shares from
  employees                                                                    (101,174)                               (101,174)

Net other comprehensive
  income                                                                                         364,127                364,127

Net Loss                                                       (804,589)                                               (804,589)
                                                            -----------                                              ----------
Balance April 30,
  1998                           $52,719    $8,876,678      $(3,925,537)      ($577,955)        $514,406             $4,940,311


Repurchase and retirement
  of 206,529 shares               (2,065)     (260,636)                                                                (262,701)

Net other comprehensive
  loss                                                                                          (399,121)              (399,121)

Net income                                                       99,229                                                  99,229
                                 -------    ----------      -----------       ---------         --------             ----------
Balance April 30,
  1999                           $50,654    $8,616,042      $(3,826,308)      $(577,955)        $115,285             $4,377,718
                                 =======    ==========      ============      ==========        ========             ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                  Initio, Inc.
                      Consolidated Statements of Cash Flows
                               For the Year Ended


                                                 April 30, 1999   April 30, 1998

Cash flows from Operating Activities;

  Income from continuing operations                $    44,793      $   230,558
  Amoritization                                       (279,093)        (498,752)
  Gain on sale of marketable securities                129,912          164,521
  Other comprehensive income                          (399,121)         364,127
                                                   -----------      -----------
    Cash (used in) provided by
      continuing operations                           (503,509)         260,454
                                                   -----------      -----------

Cash flow (used in) provided by
  discontinued operations                             (774,886)         557,093
                                                   -----------      -----------

Net cash (used in) provided by
  operating activities                              (1,278,395)         817,547
                                                   -----------      -----------

Cash flows from Investing Activities

Purchases of property and equipment                    159,754          (70,844)
Net proceeds from sales/(purchase) on
   marketable securities                              (145,326)         100,973
                                                   -----------      -----------
  Net cash provided by investing
   activities                                           14,428           30,129
                                                   -----------      -----------

Cash flows from Financing Activities

  Net repayment of short term debt                        --         (1,850,000)
  Debenture proceeds                                   500,000        3,000,000
  Debenture issuance costs                                --            (43,280)
  Mortgage repayment                                   (40,331)         (39,987)
  Sale of common stock, net of
    treasury stock repurchase                             --             35,222
  Common stock repurchase                             (262,701)            --
                                                   -----------      -----------

    Net cash provided by
      financing activities                             196,968        1,101,955
                                                   -----------      -----------

  Net ( decrease ) increase in cash                 (1,066,999)       1,949,631
  Cash at beginning of year                          2,249,992          300,361
                                                   -----------      -----------
  Cash at end of year                              $ 1,182,993      $ 2,249,992
                                                   ===========      ===========

  Supplemental disclosure of continuing
     operations cash flow information:

  Cash paid during the year for interest              $92,400          $68,320
                                                      =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

Initio, Inc.
Notes to the Consolidated Financial Statements


1. Summary of Significant Accounting Policies

Nature of Business

In past years Initio, Inc., ( the " Company " or "Initio" ), through its wholly owned subsidiary, Deerskin Trading Post, Inc. ( " Deerskin " ), primarily marketed leather goods by way of the Deerskin catalog and gifts and housewares through its' Joan Cook catalog.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported balances in the financial statements. Actual results could differ from management's best estimates.

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
                                                    1999             1998
                                                    ----             ----
     Leasehold improvements                     $ 2,052,925       $ 1,893,171
                                                -----------       -----------
                                                $ 2,052,925       $ 1,893,171

     Less Accumulated Amortization                  546,473           416,561
                                                -----------       -----------
     Property and Equipment, net                $ 1,506,452       $ 1,476,610
                                                ===========       ===========

Long-Lived Assets

The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of the related assets. Long-lived assets are reviewed on a quarterly and annual basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be reasonable. Assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows. Impairments, if any, are recognized in the consolidated statements of operations and comprehensive loss in the period identified.

Stock Based Compensation

The Company continues to account for its' stock based compensation of employees, using the intrinsic value approach, described in APB No. 25.The impact on net loss and loss per share if the fair value method of accounting for stock based compensation had been adopted would have been negligible. Additional pro forma disclosures as required under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, are presented within these Notes to Consolidated Financial Statements.

Earnings (Loss) Per Common Share

Basic Loss per Common Share, as well as Diluted Loss Per Common Shares has been computed based upon the weighted average number of actually outstanding shares of the Company's common stock. A reconciliation between the numerators and denominators of the basic and dilutive EPS computations for net income (loss) is as follows:


                                              Year Ended April 30, 1999                    Year ended April 30, 1998
                                              -------------------------                    -------------------------
                                           Income      Shares        Per Share        Income          Shares       Per Share
                                        (Numerator) (Denominator)     Amounts      (Numerator)     (Denominator)      Amounts
Income from continuing
     operations                           $44,793                                    $230,558

Income (loss) form discontinued
     operations net of income tax          54,436                                  (1,035,147)
     benefit                               ------                                  ----------


BASIC EPS

Net income form continuing
     operations attributable to            44,793      4,462,682         $0.01        230,558       4,842,737         $0.05
     common stock

Net income (loss) from
     discontinuing operations, net
     of income tax attributable to
     common stock                          54,436      4,462,682         $0.01     (1,035,147)      4,842,737        $(0.22)

EFFECT OF DILUTIVE SECURITIES
                                                             200                                        --
Stock Options

DILUTIVE EPS

Net income from continuing
     operations attributable to
     common stock and assumed             $44,793      4,462,882         $0.01       $230,558       4,482,737         $0.05
     option exercises                     =======      =========         =====       ========       =========         =====


Net income (loss) from
     discontinuing operations, net
     of income tax attributable to
     common stock and assumed             $54,436      4,462,882         $0.01    $(1,035,147)      4,482,737        $(0.22)
     option exercises                     =======      =========         =====    ============      =========        =======


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

Recently Effective Accounting Standard Adopted

The Company began conforming to SFAS 130, " Reporting Comprehensive Income " for its' fiscal year ending April 30th, 1999. Prior year balances have been reclassified to conform with the current year's presentation.

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

2. Discontinued Operations

In April, 1999, the Company entered into an agreement with Advance Medical Sciences, Inc. ("AMDS") for the sale of materially all of the assets of its Deerskin operations, which at April 30, 1999 were categorized as a discontinued operation. In May 1999, when the transaction closed, the Company received approximately $500,000 in cash, a $3,400,000 convertible debenture of the purchaser and was released from $2,000,000 payment of its subordinated convertible debenture, resulting in a gain before income taxes of approximately $2,400,000. The $3,400,000 convertible debenture the Company will receive, bears interest at a rate of 8% per annum, on the last day of each July, October, January and April until June 1, 2004, when the convertible debenture is to be redeemed by AMDS. This debenture has a convertible feature which allows for the conversion into shares of AMDS common stock. The terms of the conversion are such that the conversion price shall be $5.50 per share (after giving effect to the 1 for 30 exchange), provided, however, if on or before December 31, 1999 AMDS shall repay Initio $400,000 plus interest accrued to the date of such payment, thereby reducing the present indebtedness from $3,400,000 to $3,000,000, then, in that event the initial conversion price shall be increased from $5.50 to $6.00. The operating results of the discontinued operation were:

                                        Year Ended                 Year Ended
                                      April 30, 1999             April 30, 1998
                                      --------------             --------------

    Revenues                            $  9,682,000              $ 11,134,000
    Net income ( loss )                       54,436               ( 1,035,147 )
    Current assets                         2,787,278                 2,718,404
    Total assets                           4,327,950                 4,314,273
    Current liabilities                      351,106                   369,121
    Net assets                             3,946,844                 3,945,152

3. Income Taxes

At April 30th, 1999, the Company had available, for federal income tax purposes, approximately $4,900,000 of net operating losses (NOL's) and other future tax benefits, which expire in 2004 and thereafter. These benefits were not reflected in the Company's consolidated financial statements as a result of the uncertainty of future utilization. For the year ended April 30, 1999, the valuation allowance previously recorded against the deferred tax asset generated from the Company's NOL's was reduced by $782,000. Based upon the capital gain recognized in connection with the transaction described in Note 2, it is more likely than not that approximately $884,000 in deferred asset is realizable.

4. Mortgage

In 1995, the Company borrowed $1,000,000, of which approximately $873,000 was outstanding at April 30th, 1999. The loan is secured by the Company's Carson City property, payable in monthly installments, bears interest at the rate of 9 1/4%, subject to adjustment in the future, and is due in 2010. Principal payments approximate $40,000 per annum with a balloon payment in the final year.

5. Subordinated Convertible Debenture

In February  1998,  the Company issued  $3,000,0000  principal  amount of a five year,  8 %,  debenture  which  is  convertible,  at $ 3.00 per  share,  into the
Company's  common  stock.  In  December  1998,  the  Company  issued a  $500,000 principal amount debenture, convertible at $ 1.54 into the Company's common stock. The conversion feature of these debentures was greater than the market value at issuance. The $3,000,000 and $500,000 debentures mature on May 1, 2003 and December 23, 2003 respectively, with all unpaid principal and interest due. The Company has a commitment from the same debt holder for an additional $ 1,500,000 to be used for acquisitions. The conversion price of future borrowings is contingent upon the future market price of the Company's common stock. Two representatives of the debenture holder have been elected to the Company's Board of Directors. The costs of this debt issuance have been deferred and are being amortized over the term of the debenture, using the effective interest rate method. In connection with the transaction described in Note 2, the Company effectively repaid $2,000,000 of the $3,500,000 outstanding as of April 30, 1999.

6. Commitments

Letters of Credit

At April 30th, 1999, the Company had approximately $465,000 of letters of credit outstanding in connection with the discontinued operations. Pursuant to the transaction discussed in Note 2, these letters of credit were transferred to AMDS at closing.

7. Stockholders' Equity

Stock Option Plans

The Company has two stock option plans, the 1991 Stock Option Plan ( " 1991 Plan " ) and the 1996 Stock Option Plan ( " 1996 Plan " ). Under both Plans options to buy the Company's common stock have been granted to key employees and / or directors of the Company, for terms ranging from five to ten years and which become exercisable at fixed times.

No further options will be granted pursuant to the 1991 plan.

Options which may result in the issuance of up to 500,000 shares of the Company's common stock may be issued pursuant to the 1996 Plan. Under the 1996 Plan the Company may award either Incentive Stock Options or Non Qualified Stock Options. The terms for either may not exceed ten years, while vesting is either 20% annually or as the Company's Board of Directors provides. Exercise prices approximate the market price for the Company's stock, except that in the case of award to holders of more than 10 % of the Company's stock the exercise is to be set by the Company's Board of Directors. Arising from the disposal of all of its catalog operations, the Company decided that all employees of Deerskin Trading Post, Inc., a wholly owned subsidiary of the Company who presently have stock options on shares of Initio common stock, shall be fully vested effective upon the closing of the transaction between Deerskin Trading Post, Inc. and AMDS. All such persons shall have one year from April 30, 1999 to exercise such options. Activity for the Plans is as follows for the years ended:

                                Year Ended                      Year Ended
                             April 30th, 1999                April 30th, 1998
                             ----------------                ----------------
                             Shares    Average Price      Shares   Average Price
Outstanding at
   beginning of year        646,942      $ 1.92          505,332         $1.74
Granted                       1,000        1.00          525,000          1.95
 Exercised                       -                     (  98,400 )        1.00
 Expired                  (  56,500 )      1.81        (  34,990 )        1.69
 Cancelled                        -                    ( 250,000 )        2.00
                                 --                    -----------
Outstanding at
   end of year              591,442        1.93          646,942          1.92
                         ===========                     =======

                                           Options Outstanding
                                           At April 30th, 1999
                                           -------------------

Exercise Price              shares              expires in           exercisable
--------------              ------              ----------           -----------
      1.00                   1,000                 2003                    200
      1.75                  65,442                 2000                 65,442
      1.95                 525,000                 2003                210,000
                           -------                                     -------
                           591,442                                     275,642
                           =======                                     =======

As a result of the 1991 and 1996 Plans, had the Company adopted the full value approach to accounting for employee stock options, the Company's results of operations would have been for the years ended:

                                        April 30, 1999        April 30, 1998
                                        --------------        --------------
Net income (loss)     As reported               $99,229        (  $  804,589  )
                      Pro forma               ( 131,771 )       (  $ 828,564  )
Loss Per Share:
 Basic:               As reported                  $.02             (  $  .17)
                      Pro forma                   $(.03)            (  $  .17)
Diluted               As reported                  $.02             (  $  .17)
                      Pro forma                   $(.03)            (  $  .17)

The foregoing disclosures has been computed using the Black Sholes option pricing model with the following weighted average assumptions:

                                                              1999 and 1998
                                                              -------------
             Risk free Interest Rate                             5.63%
             Expected Lives                                      4 years
             Expected Volatility                                 50%
             Expected Dividend Yield                              0%

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