Form 10QSB
period 1999-10-31
INITIO INC
filed 1999-12-15
CIK 50505

United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                 ---------------

                                   Form 10 QSB

              (X) Quarterly Report pursuant to Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended October 31st, 1999


             ( ) Transition Report pursuant to Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

                                ----------------

                          Commission File Number 0-9848

                                  Initio, Inc.

      (Exact name of small business registrant as specified in its charter)

                      Nevada                                22-1906744
         (State or other jurisdiction of                (IRS Employer
         incorporation or organization)                 Identification No.)

                2500 Arrowhead, Drive, Carson City, Nevada 89706
               (Address of principal executive office) (Zip Code)

      Registrant's telephone number, including area code: (775) 883-2711

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                       --

     The number of shares outstanding of the registrant's common stock as of
                         December 9, 1999 was 4,640,541

             Transitional Small Business Disclosure Format Yes   No  X
                                                              --    --

                                  Initio, Inc.

                                   Form 10-QSB

                     For the 6 Months ended October 31, 1999

                                    Contents

Part I. Financial Information                                                                                     Page
  Item 1. Financial Statements

    a) Consolidated Statements of Operations and Comprehensive Income (Loss) for
       the Three and Six Months Ended October 31st, 1999 and 1998                                                  1.

    b) Consolidated Balance Sheets as at October 31st, 1999 and
       April 30th, 1999                                                                                            2.

    c) Consolidated Statement of Stockholders' Equity for the
       Six Months Ended October 31st, 1999                                                                         3.

    d) Consolidated Statements of Cash Flows for the Six
       Months Ended October 31st, 1999 and 1998                                                                    4.

    e) Notes to Financial Statements                                                                               5.

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                                      7.

Part II. Other Information

    Item 6. Exhibits and Reports on Form 8K

       a) Exhibit 27                                                                                               10.

Signatures                                                                                                         11.


Initio, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the
(Unaudited)

                                                                           6 Months Ended                    3 Months Ended
                                                                           --------------                    --------------
                                                                    Oct. 31, 1999  Oct. 31, 1998     Oct. 31, 1999  Oct. 31, 1998
                                                                    -------------  -------------     -------------  -------------
Revenues:
  Interest and dividends                                            $   201,683     $    43,030         101,440     $    12,819
  Gain (loss) on the sale of marketable securities                       55,732         199,799          11,939          89,720
  Rental income                                                         168,000              --          84,000              --
  Other                                                                  34,334              --          15,979              --
                                                                    -----------------------------------------------------------
                                                                        459,749         242,829         213,358         102,539
                                                                    -----------------------------------------------------------
Expenses:
 General and administrative                                             280,968         258,829         134,734         137,017
 Interest                                                               133,063         167,520          51,375          87,571
                                                                    -----------------------------------------------------------
                                                                        414,031         426,349         186,109         224,588
                                                                    -----------------------------------------------------------

Income (loss) from continuing operations
  before income taxes                                                    45,718        (183,520)         27,249        (122,049)

Income tax expense                                                           --              --         (15,500)             --
Deferred tax benefit                                                    904,500              --              --              --
                                                                    -----------------------------------------------------------
Income (loss) from continuing operations                                950,218        (183,520)         11,749        (122,049)

Income (loss) from discontinued operations                                   --        (102,495)             --          38,060

Gain on sale of discontinued operations, net of
 income taxes of $ 884,000                                            1,503,986              --              --              --
                                                                    -----------------------------------------------------------
Net income (loss)                                                     2,454,204        (286,015)         11,749         (83,989)
                                                                    -----------------------------------------------------------
Other Comprehensive Income:
 Unrealized Gains ( Losses ) on
 Marketable Securities:
   Arising during the period                                           (255,467)       (235,333)       (201,547)       (216,807)
   Reclassification of (Gains) Losses Realized in
   Other Income                                                         (63,714)       (202,150)        (15,198)       (120,796)
                                                                    -----------------------------------------------------------
                                                                       (319,181)       (437,483)       (216,745)       (337,603)
                                                                    -----------------------------------------------------------
Comprehensive income ( Loss )                                       $ 2,135,023     $  (723,498)    $  (204,996)    $  (421,592)
                                                                    ===========================================================

Income (Loss) per Common Share:
                          Basic:
                           Continuing operations                           0.20    ($      0.04)    $      0.00    ($      0.03)
                           Income (loss) from discontinued
                            operations                                     0.32           (0.02)             --            0.01
                                                                    -----------    ------------     -----------    ------------
                           Net income (loss)                        $      0.52    ($      0.06)    $      0.00    ($      0.02)
                                                                    -----------    ------------     -----------    ------------
                          Diluted:
                           Continuing operations                    $      0.20    ($      0.04)    $      0.00    ($      0.03)
                           Income (loss) from discontinued
                            operations                                     0.30           (0.02)             --            0.01
                                                                    -----------    ------------     -----------    ------------
                           Net income (loss)                        $      0.50    ($      0.06)    $      0.00    ($      0.02)
                                                                    -----------    ------------     -----------    ------------
Weighted Average Shares
                          Basic                                       4,643,697       4,708,055       4,640,541       4,662,808
                                                                    -----------    ------------     -----------    ------------
                          Diluted                                     4,968,572       4,708,055       4,965,416       4,662,808
                                                                    -----------    ------------     -----------    ------------


   The accompanying notes are an integral part of these financial statements.

Initio, Inc.
Consolidated Balance Sheets
As at

                                                              Oct. 31, 1999               April 30, 1999
                                                              -------------               --------------
                                                               (Unaudited)                  (Audited)
Assets
  Cash                                                          $ 1,454,344                $ 1,182,993
  Marketable securities                                           1,173,174                  1,208,061
  Net assets of discontinued operations                                  --                  3,809,844
  Deferred tax asset                                                904,500                    884,000
  Property and equipment, net                                     1,504,675                  1,506,452
  Convertible debenture                                           3,400,000                         --
  Other assets                                                      468,953                    200,919
                                                                -----------                -----------
       Total assets                                             $ 8,905,646                $ 8,792,269
                                                                ===========                ===========
Liabilities and Stockholders' Equity

Liabilities:
  Accounts payable                                                      470                      9,277
  Accrued expenses                                                   13,373                     31,500
  Mortgage payable                                                  848,612                    873,774
  Other liabilities                                                  56,000                         --
  Subordinated convertible debenture                              1,500,000                  3,500,000
                                                                -----------                -----------
                                                                  2,418,455                  4,414,551
                                                                -----------                -----------
Commitments
Stockholders' Equity
  Common Stock, $ .01 par value, Authorized
   10,000,000 shares, 5,032,412 issued and
   4,640,541 outstanding shares                                      50,542                     50,654
  Additional paid in capital                                      8,590,604                  8,616,042
  Accumulated deficit                                            (1,372,104)                (3,826,308)
  Accumulated other comprehensive income                           (203,896)                   115,285
                                                                -----------                -----------
                                                                  7,065,146                  4,955,673
  Less: Treasury stock, 391,871 common
   shares                                                          (577,955)                  (577,955)
                                                                -----------                -----------
     Total stockholders' equity                                   6,487,191                  4,377,718
                                                                -----------                -----------
     Total liabilities and stockholders' equity                 $ 8,905,646                $ 8,792,269
                                                                ===========                ===========


   The accompanying notes are an integral part of these financial statements.

Initio, Inc.
Consolidated Statements of Stockholders' Equity
For the six months ended October 31, 1999
(Unaudited)

                                                                                                      Accumulated
                                                       Additional                                        Other
                                         Common         Paid In       Accumulated      Treasury      Comprehensive
                                         Stock          Capital         Deficit          Stock           Income          Total
                                         -----          -------         -------          -----           ------          -----
Balance April 30, 1999                $    50,654     $ 8,616,042     ($3,826,308)    ($  577,955)    $   115,285     $ 4,377,718

Cancellation of shares
  by employee to repay loan                  (112)        (25,438)                                                        (25,550)

Other comprehensive loss                                                                                 (319,181)       (319,181)

Net income                                                              2,454,204                                       2,454,204
                                      -------------------------------------------------------------------------------------------
Balance October 31, 1999              $    50,542     $ 8,590,604     ($1,372,104)    ($  577,955)    ($  203,896)    $ 6,487,191
                                      ===========================================================================================


   The accompanying notes are an integral part of these financial statements.

Initio, Inc.
Consolidated Statements of Cash Flows
For the six months ended
(Unaudited)


                                                                               Oct. 31, 1999              Oct 31, 1998
                                                                               -------------              ------------
Cash Flows from Operating Activities

  Net income (loss)                                                              $ 2,454,204             ($  286,015)
  Gain on sale of discontinued operations                                         (1,503,986)                     --
  Gain on sale of marketable securities                                              (55,732)               (199,799)
  Depreciation                                                                        39,704                  83,186
  Deferred tax benefit                                                              (904,500)                     --
  Net increase in net assets of discontinued operations                             (282,578)                     --
  Net increase in other assets                                                       (21,679)             (1,423,281)
  Net increase in other liabilities                                                   29,066                 585,927
                                                                                 -----------             -----------
    Net cash (used in) provided by
      operating activities                                                          (245,501)             (1,239,982)
                                                                                 -----------             -----------
Cash flows from Investing Activities

  Proceeds from sale of discontinued operations                                      552,328                      --
  Proceeds from sale of Peabody facility                                             253,080                      --
  Purchases of property and equipment                                                (37,927)               (111,838)
  Net proceeds from sales/(purchases) of
     marketable securities                                                          (228,562)                 55,286
  Proceeds from collection of mortgage receivable                                      3,095                      --
                                                                                 -----------             -----------
        Net cash (used in) provided by investing activities                          542,014                 (56,552)
                                                                                 -----------             -----------
Cash Flows from Financing Activities

  Mortgage repayment                                                                 (25,162)                (19,258)
  Treasury stock repurchased and retired                                                  --                (234,425)
                                                                                 -----------             -----------
      Net cash (used in) provided by
       financing activities                                                          (25,162)               (253,683)
                                                                                 -----------             -----------


  Net (decrease) increase in Cash                                                    271,351              (1,550,217)
  Cash at beginning of period                                                      1,182,993               2,249,992
                                                                                 -----------             -----------
  Cash at end of period                                                          $ 1,454,344             $   699,775
                                                                                 ===========             ===========


Supplemental disclosures:

  Cash paid during the period for interest                                       $   107,450             $   167,520
                                                                                 ===========             ===========

Non-Cash Investing and Financing Activities:

  Non-cash proceeds received in exchange for
    assets of discontinued operations:
    Receipt of Convertible Debenture                                             $ 3,400,000                      --
                                                                                 ===========             ===========
    Repayment of Subordinated Convertible Debenture                              $ 2,000,000                      --
                                                                                 ===========             ===========
     Receipt of mortgage receivable                                              $   275,000                      --
                                                                                 ===========             ===========

  Exchange of employee stock for note receivable                                 $    25,550                      --
                                                                                 ===========             ===========

  Decrease in fair value of available-for-sale securities                        $   255,467             $   201,547
                                                                                 ===========             ===========


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

Income (Loss) per Share:

Basic Income (Loss) per Common Share has been computed based upon the weighted average number of actually outstanding shares of the Company=s common stock. Diluted Income (Loss) per Common Share includes common shares associated with certain outstanding employee stock options and a portion of the Company's subordinated convertible debenture.

                                  Initio, Inc.

                          Notes to Financial Statements

                                   (Continued)

Recently Issued Accounting Standards:

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. As of October 31, 1999, this pronouncement would have no effect on the accompanying financial statements.

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

Management's discussion and analysis contains "forward-looking statements" about the Company's future prospects. These statements are subject to substantial risks and uncertainties which could cause actual results to differ materially from those expected by Management. Readers are therefore cautioned not to rely upon any such forward-looking beliefs or judgements in making investment decisions.

Results of Operations:

As of April 30, 1999 the Company sold substantially all of the operating assets of its catalog business. In May, 1999 the Company sold its facility in Peabody, Massachusetts to an unrelated party. These transactions resulted in a gain, before income taxes of approximately $2,388,000, recognized in the quarter ending July 31, 1999. Since that time the Company has begun the process of identifying new business opportunities. In view of the Company's sale of substantially all of its operating assets during the quarter ending July 31, 1999, the results of operations for the six and three months ending October 31, 1999 are not comparable to those of the corresponding periods in 1998.

In light of the foregoing transaction, the Company recognized a deferred tax benefit of approximately $920,000 resulting in net income for the six months ended October 31, 1999 of $2,454,204 or $ .52 per share versus a loss for the six months ended October 31, 1998 of ($286,015) or ($.06) per share.

The Company's revenues, excluding gains on the sale of marketable securities which are transactional in nature and vary from period to period, increased by approximately $361,000 and $188,000 for the six and three month periods ending October 31, 1999, respectively as compared to the comparable periods in 1998. The increases result primarily from interest income on the $3,400,000 convertible debenture and rental

Item 2. Management's Discussion and Analysis of Financial Condition and the Results of Operations (Continued).

income from the Company's Nevada facility. The Company's general and administrative expenses increased by approximately $22,000 and decreased by approximately $2,000, respectively, for the six and three month periods ending October 31, 1999 over the comparable periods in 1998. Overall general and administrative expenses decreased by approximately $128,000 and $77,000 for the six and three month periods ending October 31, 1999 over 1998, respectively due to a reduction in the Company's overhead structure. However, these decreases were offset by an increase in management salaries of approximately $150,000 and $75,000, respectively for the six and three month periods ending October 31, 1999. The increase in salaries was due to the reinstatement of management salaries beginning May 1, 1999 after several years of agreeing to suspend these salaries.

Liquidity and Capital Resources:

In May, 1999, when the sale of its catalog operations was consummated, the Company received approximately $552,000 in cash, a $3,400,000 convertible debenture of the purchaser and was released from $2,000,000 of its subordinated debentures. Additionally, in connection with the sale of its Peabody, Massachusetts facility in May, 1999, the Company received approximately $253,000 in cash and a $275,000 mortgage note from the purchaser.

As of October 31st, 1999 the Company had approximately $2,630,000 in cash and marketable securities.

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

                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

        27.   Financial Data Schedule

(B) Reports on Form 8-K

Initio, Inc. filed no reports on Form 8-K during the quarter ended October 31st, 1999.

Items 1,2,3,4 and 5 are not applicable and have been omitted.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Initio, Inc.

Date: December 9th, 1999          By: /s/ Martin Fox
                                     ---------------
                                  Martin Fox
                                  President and Office of the Chief Executive

                                  By: /s/ Daniel DeStefano
                                     ---------------------
                                  Daniel DeStefano
                                  Chairman of the Board and Office of the Chief Executive

                                  By: /s/ Martin Fox
                                     ---------------
                                  Martin Fox
                                  President and Office of the Chief Executive,
                                  Secretary, Treasurer and Chief Financial
                                  Officer