Form 10QSB
period 2000-01-31
INITIO INC
filed 2000-03-15
CIK 50505

United States
Securities and Exchange Commission
Washington, D.C. 20549
------------------------------
Form 10 QSB

( X ) Quarterly Report pursuant to Section 13 or 15 ( d ) of the Securities Exchange Act of 1934
For the Quarterly Period Ended January  31st, 2000

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

Indicate by check mark whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15 ( d ) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period the registrant was required to file such reports), and ( 2 ) has been subject to such filing
requirements for the past 90 days. Yes  X   No

The number of shares outstanding of the registrant's common stock as of February 25, 2000 was 4,635,541
Transitional Small Business Disclosure Format Yes   No X





Initio, Inc.
Form 10-QSB
For the 9 Months ended January 31, 2000
Contents

Part I. Financial Information					         Page
  Item 1. Financial Statements
    a) Consolidated Statements of Operations and Comprehensive Income (Loss)
         for the Three and Nine Months Ended January 31st, 2000 and 1999      1.
    b) Consolidated Balance Sheets as at January 31st, 2000 and
         April 30th, 1999						      3.
    c) Consolidated Statement of Stockholders' Equity for the
         Nine Months Ended January 31st, 2000				      4.
    d) Consolidated Statements of Cash Flows for the Nine
        Months Ended January 31st, 2000 and 1999			      5.
     e) Notes to Financial Statements					      7.
  Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations			      9.
Part II. Other Information
    Item 6. Exhibits and Reports on Form 8K
       a) Exhibit 27						             13.
Signatures							             14.

Initio, Inc.
Consolidated Statements of Operations adn Comprehensive Income (Loss)
For the
(Unaudited)

                              9 Months Ended              3 Months Ended
                         Jan. 31, 2000 Jan. 31, 1999 Jan. 31, 2000 Jan. 31, 1999
Revenues:
Interest and dividends        $240,199       $63,640        38,516       $20,610
Gain on the sale of            161,632       246,061       105,900        46,262
  marketable securities
Rental income                  252,000             -        84,000             -
Other                           48,914             -        14,580             -
                               702,745       309,701       242,996        66,872

Expenses:
General and administrative     422,449       397,861       141,481       139,032
Interest                       184,177       248,195        51,114        80,675
                               606,626       646,056       192,595       219,707

Income (loss) from continuing
  operations before income
  taxes                         96,119     (336,355)        50,401     (152,835)

Income tax (expense)          (32,700)             -      (17,200)             -
Deferred tax benefit           920,000             -             -             -

Income (loss) from continuing  983,419     (336,355)        33,201     (152,835)
  operations

Income (loss) from discontinued   -         (69,000)             -        33,495
  operations

Gain (loss) on sale of
  discontinued operations,
  net of income taxes of
  $ 884,000                  1,488,727             -      (15,259)             -

Net income (loss)            2,472,146     (405,355)        17,942     (119,340)

Other Comprehensive Income before tax:
Unrealized Gains ( Losses) on
Marketable Securities:
Arising during the period      592,392     (134,538)       847,859       100,795
Reclassification of Gains
  Realized in
Other Income                  (81,404)     (349,945)      (17,690)     (147,795)

Other comprehensive income     510,988     (484,483)       830,169      (47,000)
  (loss) before tax
Income tax expense related   (173,800)                   (282,300)
  to other comprehensive income

Other comprehensive income     337,188     (484,483)       547,869      (47,000)
  (loss) after tax

Comprehensive income (loss) $2,809,334    $(889,838)      $565,811    $(166,340)


The accompanying notes are an integral part of these financial statements.


                                    1.
Initio, Inc.
Consolidated Statements
For the
(Unaudited)

                              9 Months Ended              3 Months Ended
                         Jan. 31, 2000 Jan. 31, 1999 Jan. 31, 2000 Jan. 31, 1999
Income (Loss) per Common Share
Basic:
Continuing operations             0.21       ($0.07)         $0.01       ($0.03)
Income (loss) from discontinued
operations                        0.32        (0.02)             -             -
Net income (loss)                $0.53       ($0.09)         $0.01       ($0.03)
Diluted:
Continuing operations            $0.21       ($0.07)         $0.01       ($0.03)
Income (loss) from discontinued
operations                        0.32        (0.02)             -             -
Net income (loss)                $0.53       ($0.09)         $0.01       ($0.03)

Weighted Average Shares
Basic                        4,642,047     4,685,933     4,638,748     4,640,592
Diluted                      4,642,247     4,685,933     4,638,948     4,640,592



The accompanying notes are an integral part of these financial statements.


                                    2.
Initio, Inc.
Consolidated Balance Sheets
As at

                                       Jan. 31, 2000 Jan. 31, 1999
                                       (Unaudited)    (Audited)

Assets
  Cash                                  1,351,652     1,182,993
  Marketable securities                 2,495,204     1,208,061
  Net assets of discontinued operations        -      3,809,844
  Deferred tax asset                      746,200       884,000
  Property and equipment, net           1,490,006     1,506,452
  Convertible debenture                 3,000,000             -
  Other assets                            525,259       200,919

       Total assets                     9,608,321     8,792,269


Liabilities and Stockholders' Equity


Liabilities:
  Accounts payable                          2,339         9,277
  Accrued expenses                         23,510        31,500
  Income taxes payable                     32,700             -
  Mortgage payable                        837,446       873,774
  Other liabilities                        56,000             -
  Subordinated convertible debenture    1,500,000     3,500,000
                                        2,451,995     4,414,551

Commitments
Stockholders' Equity
  Common Stock, $ .01 par value, Authorized
   10,000,000 shares, 5,027,412 issued and
   4,635,541 outstanding shares            50,492        50,654
  Additional paid in capital            8,585,478     8,616,042
  Accumulated deficit                  (1,354,162)   (3,826,308)
  Accumulated other comprehensive incom   452,473       115,285
                                        7,734,281     4,955,673

  Less: Treasury stock, 391,871 common
   shares                                (577,955)     (577,955)
     Total stockholders' equity         7,156,326     4,377,718

     Total liabilities and stockholders 9,608,321     8,792,269


The accompanying notes are an integral part of these financial statements.

                                                3
Initio, Inc.
Consolidated Statements of Stockholder's Equity
For the nine months ended January 31, 2000
(Unaudited)

                                                              Acumulated
                           Additional                          Other
                    Common    Paid In  Accumulated  Treasury Comprehensive
                     Stock    Capital      Deficit     Stock   Income      Total
Balance           $50,654 $8,616,042 ($3,826,308) ($577,955) $115,285 $4,377,718

Cancellation of
  by employee to      (112)   (25,438)                                  (25,550)
  repay loan

Purchase and retirement
  of 5,000 shares      (50)    (5,126)                                   (5,176)

Other comprehensive                                           337,188    337,188
  income

Net income                               2,472,146                     2,472,146

Balance            $50,492 $8,585,478 ($1,354,162)($577,955) $452,473 $7,156,326





                                   4.
Initio, Inc.
Consolidated Statements of Cash Flows
For the nine months ended
(Unaudited)

                                                Jan. 31, 2000  Jan. 31, 1999

Cash Flows from Operating Activities

  Net income (loss)                              2,472,146       (405,355)
  Gain on sale of discontinued operations       (1,488,727)             -
  Gain on sale of marketable securities           (161,632)      (246,061)
  Depreciation                                      54,373        126,729
  Deferred tax benefit                            (920,000)             -
  Net increase in net assets of discontinued      (297,837)             -
    operations
  Net increase in other assets                     (81,124)       111,893
  Net increase in other liabilities                 73,772        263,132
    Net cash (used in) provided by
      operating activities                        (349,029)      (149,662)

Cash flows from Investing Activities

  Proceeds from sale of discontinued operations    552,328              -
  Proceeds from sale of Peabody facility           253,080              -
  Purchases of property and equipment              (37,927)      (166,447)
  Proceeds from collection of convertible          400,000              -
    debenture
  Net proceeds from sales/(purchases) of
     marketable securities                        (614,523)        58,789
  Proceeds from collection of mortgage receivable    6,234              -
       Net cash (used in) provided by investing    559,192       (107,658)
         activities
Cash Flows from Financing Activities

  Mortgage repayment                               (36,328)       (26,043)
  Issuance of convertible debt                           -        500,000
  Treasury stock repurchased and retired            (5,176)      (262,700)
      Net cash (used in) provided by
       financing activities                        (41,504)       211,257


  Net (decrease) increase in Cash                  168,659        (46,063)
  Cash at beginning of period                    1,182,993      2,249,992
  Cash at end of period                          1,351,652      2,203,929









    The accompanying notes are an integral part of these financial statements.


                                                         5
Initio, Inc.
Consolidated Statements of Cash Flows (continued):
For the nine months ended
(Unaudited)

                                                  Jan. 31, 2000   Jan. 31, 1999

Supplemental disclosures:

  Cash paid during the period for interest         $157,426       $248,195

Non-Cash Investing and Financing Activities:

  Non-cash proceeds received in exchange for
   assets of discontinued operations:
   Receipt of Convertible Debenture               $3,400,000        -
   Repayment of Subordinated Convertible Debenture$2,000,000        -
   Receipt of mortgage receivable                   $275,000        -

  Exchange of employee stock for note receivable     $25,550        -

  Increase (decrease)  in fair value of available-  $592,392      (134,538)
     for-sale securities







The accompanying notes are an integral part of these financial statements.


                                                           6




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

Income (Loss) per Share:
Basic Income (Loss) per Common Share has been computed based upon the weighted average number of actual outstanding shares of the Company's common stock. Diluted Income (Loss) per Common Share includes common shares associated with certain outstanding employee stock options and a portion of the Company's subordinated convertible debenture.






                                       7.
                                  Initio, Inc.
                         Notes to Financial Statements
                                   (Continued)

Recently Issued Accounting Standards:
In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. As of January 31, 2000, this pronouncement would have no effect on the accompanying financial statements.


























                                       8.
                                  Initio, Inc.

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

Results of Operations:

As of April 30, 1999 the Company sold substantially all of the operating assets of its catalog business. In May, 1999 the Company sold its facility in Peabody, Massachusetts to an unrelated party. These transactions resulted in a gain, before income taxes of approximately $ 2,388,000, recognized in the quarter ending July 31, 1999. Since that time the Company has begun the process of identifying new business opportunities. In view of the Company's sale of substantially all of its operating assets during the quarter ending July 31, 1999, the results of operations for the nine and three months ending January 31, 2000 are not comparable to those of the corresponding periods in 1999, although the nine and three months ending January 31, 1999 have been restated to conform with current presentation.

In light of the foregoing transaction and the change in business focus, the Company recognized a deferred tax benefit of approximately $ 920,000 resulting in net income for the nine months ended January 31, 2000 of $ 2,472,146 or $
 .53 per share versus a loss for the nine months ended January 31, 1999 of ($ 405,355) or ($.09) per share.

The Company's revenues, excluding gains on the sale of marketable securities which are transactional in nature and vary from period to period, increased by approximately $ 477,000 and $ 116,000 for the nine and three month periods ending January 31, 2000, respectively as compared to the comparable periods in 1999. The increases result primarily from interest income on the convertible debentures received as part of the sales proceeds of the catalog business assets and rental income from the Company's Nevada facility.
                                       9.

Item 2. Management's Discussion and Analysis of Financial Condition and the Results of Operations (Continued).

The Company's general and administrative expenses increased by approximately $ 25,000 and $ 2,000, respectively, for the nine and three month periods ending January 31, 2000 over the comparable periods in 1999. Overall general and administrative expenses decreased by approximately $ 200,000 and $73,000 for the nine and three month periods ending January 31, 2000 over 1999, respectively due to a reduction in the Company's overhead structure. However, these decreases were offset by an increase in management salaries of approximately $ 225,000 and $ 75,000, respectively for the nine and three month periods ending January 31, 2000. The increase in salaries was due to the reinstatement of management salaries beginning May 1, 1999 after several years of agreeing to suspend these salaries.

Liquidity and Capital Resources:

In May, 1999, when the sale of its catalog operations was consummated, the Company received approximately $ 552,000 in cash, a $ 3,400,000 convertible debenture of the purchaser and was released from $ 2,000,000 of its subordinated debentures. Additionally, in connection with the sale of its Peabody, Massachusetts facility in May, 1999, the Company received approximately $ 253,000 in cash and a $ 275,000 mortgage note from the purchaser. The increase of approximately $ 324,000 in other assets for the nine months ended January 31, 2000 is primarily a result of the $ 275,000 mortgage receivable from the purchaser of the Peabody facility.

As of January 31st, 2000 the Company had approximately $ 3,847,000 in cash and marketable securities.

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




                                       10.

Year 2000 Compliance (Continued):

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



























                                       11.

Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits
27. Financial Data Schedule
 (B ) Reports on Form 8-K
Initio, Inc. filed no reports on Form 8-K during the quarter ended January 31st, 2000.

Items 1,2,3,4 and 5 are not applicable and have been omitted.


                                       12.

 Exhibit 27

This schedule contains summary information extracted from the Company s accompanying audited financial statements and is qualified in its entirety by reference to such financial statements.

Period                                     Nine Months    12 Months  Nine Months

Period End                                  31-Jan-00      30-Apr-99   31-Jan-99

Cash                                       $1,351,652     $1,182,993

Securities                                  2,495,204      1,208,061

Current assets                                   N/a            N/a

Property and Equipment                      2,124,938      2,052,925

Accumulated Depreciation                      634,932        546,473

Total Assets                                9,608,321      8,792,269

Current Liabilities                              N/a            N/a

Bonds                                       1,500,000      3,500,000

Preferred                                           0              0

Common                                         50,492         50,654

Other Stockholders  Equity                  7,105,834      4,327,064

Total Liabilities & Stockholders  Equity    9,608,321      8,792,269

Income                                        702,745        373,801   $309,701

Other Expenses                                422,449        236,608     397,861

Interest Expense                              184,177         92,400     248,195

Net Income (loss)                           2,472,146         99,229   (405,355)

Basic Income (loss) per share                    0.53           0.02      (0.09)

Diluted Income (loss) per share                  0.53           0.02      (0.09)

                                                         13.




Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Initio, Inc.
Date: March 3rd, 2000 By: /s/ Martin Fox
  Martin Fox
  President and Office of the Chief Executive
  By: /s/ Daniel DeStefano
  Daniel DeStefano
Chairman of the Board and Office of the Chief
Executive
  By: /s/ Martin Fox
  Martin Fox
 .  President and Office of the Chief Executive,
  Secretary, Treasurer and Chief Financial Officer









                                                 14.