Form 10KSB
period 2000-04-30
INITIO INC
filed 2000-07-31
CIK 50505

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES
             EXCHANGE ACT OF 1934 [Fee Required]
          For the fiscal year ended April 30, 2000
                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
      For the transition period from _______________ to
                       _______________

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

 Issuer's telephone number, including area code: (702) 883-
                            2711

 Securities registered pursuant to Section 12(b) of the Act:
                            None

 Securities registered pursuant to Section 12(g) of the Act:
                Common Shares, $.01 par value

                      (Title of Class)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to the filing requirements for the past
90 days.
             Yes X    No _____
  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  State Issuer's Net Revenues for its most recent fiscal year: $1,061,115.

  State the aggregate market value of the voting stock held by non-affiliates of the registrant: $7,070,742 (based upon the average bid and asked price of the registrant's Common
Shares, $.01 par value, as of July 21, 2000).

  State  the  number of shares outstanding of  each  of  the
issuer's  classes  of  common  equity,  as  of  the   latest
practicable date.

Common Shares, $.01 Par Value   4,645,004
  (Title of Class)         (No. of Shares Outstanding
                              at July 21, 2000)

         DOCUMENTS INCORPORATED BY REFERENCE:  None
Transitional Small Business Disclosure Form (check one):
                         Yes___    No   X

                                  PART I

Item 1. Description of Business.

  (a) General Development of Business.
      Initio, Inc. (the "Company") was incorporated under the laws of the State of Delaware in 1968 and became a publicly-owned corporation in 1970. Effective as of February 1, 1994, the Company changed its State of incorporation from Delaware to Nevada. The Company's principal offices are located at 2500 Arrowhead Drive, Carson City, Nevada 89706 and its telephone number is (702) 883-5469.

      Prior to April 30, 1999, the Company, through its wholly-owned subsidiary, Deerskin Trading Post, Inc. ("Deerskin Trading Post"), was engaged in the mail order retail sale of consumer products principally through mail order catalogs, and to a lesser extent through media advertising.

RECENT DEVELOPMENTS

On July 20, 2000 the Company entered into a merger agreement with Inculab, Inc. (a Delaware corporation). Inculab is a company, which invests in high tech early stage companies and is in the process of building a high tech launch center in Manhattan, which will market space as well as professional consulting and financial services to internet and other high tech early stage companies.

The merger agreement provides that Initio will have a 2 for 3 reverse split and thereafter will issue approximately 27,870,000 shares of the common stock of Initio, Inc. so that immediately after such merger the former shareholders of Inculab shall own approximately 90% of the issued and outstanding shares and the other Initio, Inc. shareholders shall own 10% thereof. The shareholders of Initio will receive value support rights at $7.50 per share (post-split). The co-chief executives of Initio, Inc., Martin Fox and Daniel DeStefano (and/or trusts for the benefit of their children) will sell a total of 1 million shares of common stock to EInfinity, Inc. at $3.00 per share (pre-split). Prior to the merger the shares of common stock of Initio, Inc., will be recapitalized and Messieurs Fox and DeStefano and certain of their affiliates will receive class A shares pursuant to such reorganization, which shares will be redeemable one year and one day after the closing, at the option of the holder, at $7.50 per share (post-split).

Sale of Deerskin Trading Post Operating Assets. On May 21, 1999, the Company completed the sale of certain operating assets pertaining to the direct mail and e-commerce business (the "Mail Order Business") of Deerskin Trading Post, to Advanced Medical Sciences, Inc. ("AMDS"). The assets, which were sold as of the close of business on April 30, 1999 (the "Effective Date") included:

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

Sale  of  Peabody,  Massachusetts  Property.   In  May  1999,  the  Company
culminated the sale of its Peabody plant, included in the net assets of discontinued operations, for $525,000 in cash and notes, resulting in a pre-tax gain of $ 200,000.


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

Employees.  The Company currently has 4 full-time employees.  None  of  the
Company's  employees are covered by collective bargaining agreements.   The
Company considers its employee relations to be satisfactory.

Item 2. Description of Property.

The Company's operations are conducted in the following facilities:

Location                      Use

Carson City, Nevada           Principal Executive Offices

Teterboro, NJ                 Administrative and Executive Offices

The Company owns an approximately 81,000 square foot building on 7.5 acres of leased land in Carson City, Nevada. Annual rent for this land is $700. The lease expires on September 30, 2037. The Company is responsible for real estate taxes on this property. The Company has leased the facility to the purchaser of the assets of the Deerskin operation. This lease expired on April 30, 2000. The company leased an approximately 6,000 square foot facility located in Teterboro, NJ. The Companys administrative and executive offices are now located in this facility. This lease expires in August 2001.

While the Company currently has its 81,000 square ft. fulfillment center in Carson City Nevada for sale at $3.8 million dollars, the Company is in the process of evaluating whether this property will be withdrawn from sale and be utilized by the Company as a launch and fulfillment center. No decision has, at this time been made, and therefore no assurance can be given as to what the decision will be. Nor can any assurance be given that if the property is sold we will in fact receive $3.8 million for the property. Initio, Inc. also maintains an office at 10 Henry Street, Teterboro, NJ, where it has a one year lease expiring in August 2001 at $35,000 per annum and occupies approximately 6000 square feet.

The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for its present purposes.

Item 3. Legal Proceedings.

As of July 21, 2000 there were no legal proceedings pending against the Company, nor to the Company's knowledge, were any material proceedings against it contemplated by any governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended April 30, 2000, no matters were submitted to a vote of security holders.

                                  PART II

Item 5. Market for Registrant's Common Equity and Related
    Stockholder Matters.

  (a) Market Information. The Company's Shares are traded under the symbol "INTO" on Nasdaq. The following table indicates high and low bid for the fiscal years ended April 30, 2000 and 1999 in the over-the-counter market for the periods indicated based upon information supplied by Nasdaq. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ended              April 30, 2000     April 30, 1999
                                   Bid:                Bid:
                               High     Low       High      Low
  First Quarter                2.156    1.281     1.75      1.0625
  Second Quarter               2.406    1.187     1.185        .75
  Third Quarter                1.4375   1.0312    4.6875       .75
  Fourth Quarter               3.1250   1.0312    1.6563    1.0313

  (b) Number of Holders of Common Stock. As of April 30, 2000 the number of record holders of the Company's Shares was approximately 300, which does not include individual participants in security position listings.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations, follow on page 11.

Item 6. Financial Statements.

Financial Statements, follow on page 13.

Item 7. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During fiscal years 2000 and 1999 there were no changes in or disagreement with the Company's principal independent accountant on accounting or financial disclosure.

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

Name and Age             Positions with      Term    Served As
                         the Company         Expires Director
                                                     Since

Daniel A. DeStefano, 68  Chairman of the        2003 1969
                         Board, Director

Martin Fox, 65           President, Secretary,
                         Director               2003 1978

Dr. Paul Lerman,* 59     Director               2001 1998

James J. Holzinger,* 65  Director               2001 1998

Robert Lerman,* 64       Director               2002 1998

Paul Lerman and Robert Lerman are cousins and are nominees of Pioneer Venture Associates Limited Partnership.

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

  * Member of the audit committee

Item 10. Executive Compensation.

      The following table sets forth the cash compensation (consisting entirely of salary) paid (or accrued for) by the Company to its President and Chairman of the Board. None of the executive officer's aggregate remuneration exceeded $100,000, for the Company's fiscal years ended April 30, 2000, 1999 and 1998:

SUMMARY COMPENSATION TABLE

Name and
Principal
Position                      Year Annual Compensation

Martin Fox, President         2000 $150,000
                              1999   $1,500
                              1998   $1,500

Daniel DeStefano,             2000 $150,000
Chairman of the Board         1999   $1,500
                              1998   $1,500

March 25, 1998, the Company granted 250,000 stock options each to Mr. Fox and Mr. DeStefano at an exercise price of $1.95 pursuant to the Company's 1996 Employee Stock Option Plan. These options are exercisable to the extent of 60% with an additional 20% exercisable on March 25, 2001 and March 2002 presently. Neither Mr. Fox nor Mr. DeStefano have any other outstanding stock options or stock appreciation rights.

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


Options, which may result in the issuance of up to 500,000 shares of the Companys common stock, may be issued pursuant to the 1996 Plan. Under to the 1996 Plan the Company may award either Incentive Stock Options or Non Qualified Stock Options. The terms for either may not exceed ten years, while vesting is either 20 % annually or as the Companys Board of Directors provides. Exercise prices approximate the market price for the Companys stock, except that in the case of award to holders of more than 10 % of the Companys stock the exercise is to be set by the Companys
Board  of  Directors.   Arising from the disposal of  all  of  its  catalog
operations, the Company decided that all employees of Deerskin Trading Post, Inc., a wholly owned subsidiary of the Company who had stock options on shares of Initio common stock, would be fully vested effective upon the closing of the transaction between Deerskin Trading Post, Inc. and AMDS. All such persons had until April 30, 2000 to exercise such options.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners. The following table sets forth, as of July 15, 2000, information concerning the only persons who are known by the Company to own beneficially more than five percent of the outstanding Shares of the Company and information concerning ownership of outstanding Shares by all current directors and executive officers of the Company as a group. Except as otherwise indicated, all such persons have both sole voting and investment power over the Shares shown as being beneficially owned by them.

Name and Address of          Amount and Nature        Percent of
Beneficial Owner          Of Beneficial Ownership     Class

Martin Fox
2500 Arrowhead Drive
Carson City, Nevada 89706         1,388,585 (1)       29.0%

Daniel A. DeStefano
2500 Arrowhead Drive
Carson City, Nevada 89706           800,010 (2)       16.7%

DeStefano Children Trust
c/o John McConeghy
42 Sterling Lane
Wayne, New Jersey 07470             530,546 (3)       11.4%

Melvyn I. Weiss
One Pennsylvania Plaza
New York, New York 10119            248,650 (4)        5.4%

Pioneer Ventures Associates
  Limited Partnership
651 Day Hill Road
Windsor, Connecticut 06095          724,675 (5)       13.5%

Robert Lerman
651 Day Hill Road
Windsor, Connecticut 06095          740,130 (6)       13.8%

James J. Holzinger
7 Canterbury Way
Wayne, New Jersey 07470              10,000           Less than 1%

Dr. Paul Lerman
1000 River Road
Teaneck, New Jersey 07666           --                    --

All Executive Officers and
Directors as a Group (5 persons)  2,938,725 (7)       51.8%


 (1) This amount includes 101,984 Shares owned by trusts for the benefit of Mr. Fox's children of which Mr. Fox is a trustee and of which Mr. Fox disclaims beneficial ownership. Mr. Fox has shared voting and investment power over the Shares owned by such trusts. This amount also includes 101,796 Shares owned by the Martin Fox Retirement Trust. This amount does not include 53,433 Shares owned by a trust for the benefit of unrelated persons of which Mr. Fox is a trustee and of which Mr. Fox disclaims beneficial ownership. This amount also includes 150,000 shares, which Mr. Fox has the right to acquire pursuant to a currently exercisable stock option.

(2) This amount includes 72,638 Shares owned by the Daniel DeStefano Retirement Trust. This amount also includes 150,000 shares, which Mr. DeStefano has the right to acquire pursuant to a currently exercisable stock option.

(3) Owned by the DeStefano Children Trust for the benefit of Mr. DeStefano's adult children, of which the trustees are Messrs. John McConeghy and Fred DeStefano (Mr. Daniel A. DeStefano's brother).

(4) This amount also includes 101,984 Shares owned by trusts for the benefit of Mr. Fox's adult children of which Mr. Weiss is a trustee and of which Mr. Weiss disclaims beneficial ownership. Mr. Weiss has shared voting and investment power over the Shares owned by such trusts.

(5) Pioneer Ventures Associates Limited Partnership is the owner of a $1,000,000 convertible subordinated debenture which is convertible into a maximum of 400,000 shares of the Company's common stock and a $500,000 convertible subordinated debenture which is convertible into a maximum of 324,675 shares of the Company's common stock.

(6) This amount includes (i) 400,000 shares which may be acquired by Pioneer Ventures Associates Limited Partnership upon conversion of the Convertible Subordinated Debenture due May 1, 2003, (ii) 324,675 shares which may be acquired by Pioneer Ventures Associates Limited Partnership upon conversion of the Convertible Subordinated Debenture due December 23, 2003, (iii) 4,400 shares held by Robert and Ellen Lerman, (iv) 1,960 and 3,500 shares held by Texas Enterprises, Inc. and Pioneer Capital Corp., respectively, of which Mr. Lerman is the owner of 50% of the issued shares of such corporations, (v) 5,495 shares held by the Robert A. Lerman Money Pension Plan & Trust, and (vi) 100 shares held by Ellen Lerman, his wife. See "Certain Relationships and Related Transactions."

(7) See footnotes (1), (2) and (6) above. This amount includes 10,000 shares owned by Mr. Holzinger.

Item 12. Certain Relationships and Related Transactions

On February 25, 1998, the Company entered into the Debenture Commitment Agreement with Pioneer Ventures Associates Limited Partnership ("PVALP") pursuant to which PVALP has agreed to make certain loans to the Company to be repaid by the Company in accordance with the terms of convertible subordinated debentures (the "Debentures"). PVALP initially loaned $3,000,000 to the Company and the Company issued the First Subordinated Debenture due May 1, 2003 (the "First Debenture"). In May 1999 this was reduced to 1,000,000 and is presently convertible at $2.50 per share.

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


Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits.  See Index of Exhibits annexed hereto.

   (b) Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarterly period ended April 30, 2000.


                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 28, 2000     INITIO, INC.


                   /s/ Martin Fox
                   By: Martin Fox, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  July 28, 2000     /s/ Martin Fox
                   Martin Fox,
                   President and Director


Date:  July 28, 2000     /s/ Daniel DeStefano
                   Daniel DeStefano,
                   Chairman of the Board
                   and Director


Date:  July 28, 2000     /s/ Paul Lerman
                   Dr. Paul Lerman,
                   Director


Date:  July 28, 2000     /s/ Robert A. Lerman
                   Robert A. Lerman,
                   Director


Date: July 28, 2000 /s/ James J. Holzinger
                   James J. Holzinger,
                   Director

               INDEX OF EXHIBITS


(3) (a) Articles of Incorporation of the Company -- incorporated by reference to Exhibit 3(a) to the Companys Registration Statement on Form SB-2 (File No. 33-57750) filed on February 1, 1993 (the SB-2).

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

  (b) Lease of Land under the Company's premises at 2500 Arrowhead Drive, Carson City, Nevada -- incorporated by reference to Exhibit No. (20)(b) to the Company's Annual Report on Form 10-K for the fiscal year ended February 6, 1981.

 (c) 1996 Stock Option Plan

  (d) Debenture Commitment Agreement, dated as of February 25, 1998, by and between the Company and PVALP incorporated by reference to Schedule 13D dated February 25, 1998 filed by Martin Fox.

  (e) Convertible Subordinated Debenture due May 1, 2003 incorporated by reference to Schedule 13D dated February 25, 1998 filed by Martin Fox

  (f) Voting Agreement, dated as of February 25, 1998, by and between PVALP and the Principal Stockholders incorporated by reference to Schedule 13D dated February 25, 1998 filed by Martin Fox.

  (g) Convertible Subordinated Debenture due December 23, 2003 incorporated by reference to Schedule 13D dated December 23, 1998 filed by Martin Fox.

   (h) Asset Purchase Agreement between Deerskin Trading Post, Inc. ("Deerskin") and Advanced Medical Sciences, Inc. ("AMDS") dated April 21, 1999 incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 3, 1999.

  (i)  Convertible Debenture due June 1, 2004 incorporated by reference  to
Exhibit  10.2  to the Company's Current Report on Form 8-K  filed  June  3,
1999.

  (j) Security Agreement between Deerskin and AMDS, dated May 21, 1999 incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 3, 1999.

 (k) Agreement and Plan of Merger and Reorganization dated July 20, 2000 by and among Initio, Inc., Saturn Acquisition Corp., Inculab, Inc. and Certain Shareholders.

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

Managements discussion and analysis contains forward looking statements about the Companys future prospects. These statements are subject to risks and uncertainties, which could cause actual results to differ materially from those expected by Management. Readers are therefore cautioned not to rely upon on any such forward-looking beliefs or judgments in making investment decisions.

Results of Operation
Following several years of reduced revenues and significant operating losses, the Company decided to dispose of all of its catalog operations.

Revenues in fiscal 2000 increased to $1,061,115 compared to $373,801 for fiscal 1999. This was principally due to an increase in interest received as well as rental income of $336,000, which we received for the lease of the Nevada Property.

Administrative expenses increased from $236,608 in fiscal 1999 to $676,812 in fiscal 2000, this was principally due to an increase in compensation to the co-chief executive officers of $300,000 in fiscal 2000. Interest expense increased from $92,400 in fiscal 1999, to $234,543 in fiscal 2000, principally due to interest paid on the $1,500,000 subordinated debenture, which in the prior year was reported as part of discontinued operations. The current fiscal year ending April 2000 reflects a gain on sales of the discontinued operation (net of income taxes of $489,238) of $1,841,000.

As a result of the foregoing the year ended April 30, 2000 the Company showed a net income of $2,814,360 compared to a net income for the year ended April 30, 1999 of $99,229.


Liquidity and Financial Resources
In May, 1999, when the Deerskin sale was consummated and the Company received approximately $ 552,000 in cash, a $ 3,400,000 convertible debenture of the purchaser and was released from $ 2,000,000 of its subordinated debentures.

In February 1998, and December 1998, the Company had issued $ 3,000,000 (reduced to $1,000,000 in May 2000) and $ 500,000, respectively, principal amount of its five year, 8% debenture, permitting the repayment of all short term bank financing and funding working capital.

At April 30th, 2000, the Companys cash balances were $ 550,025 and marketable securities, valued at current market prices were approximately $ 2,938,232.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Initio, Inc.:

We have audited the accompanying consolidated balance sheets of Initio, Inc. (a Nevada corporation) and subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Initio, Inc. and subsidiary as of April 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.





July 20, 2000



Arthur Andersen LLP
New York, New York

                               Initio, Inc.
        Consolidated Statement of Operations and Comprehensive Loss
                            For the Year Ended

                                  April 30, 2000           April 30, 1999


Income
  Interest                           $   396,750             $   94,708
  Gain on the sale of
    marketable securities                280,309                279,093
    Rental Income                        336,000
    Other                                 48,056                _______
                                       1,061,115                373,801

Expense
  General and Administrative             676,812                236,608
  Interest                               234,543                 92,400
                                         911,355                329,008

Income from continuing operations        149,760                 44,793

Tax benefit, net                         823,300

Income from continuing operations        973,060                 44,793

Income from discontinued
  operations, net of income tax benefit                          54,436

Gain on sale of discontinued operations
Net of income taxes of                  $489,238              1,841,300
Net income (loss)                      2,814,360                 99,229

Other comprehensive income
  Unrealized gains (losses) on
  Marketable securities
    Arising during the period             58,564                (43,178)
  Reclassification of gains realized     (56,567)              (355,943)
                                           1,997               (399,121)
  Comprehensive Income (Loss) $        2,816,357             $ (299,892)


Earnings per common share
      Basic
      Continuing operations              $0.21                   $0.01
      Income (loss) from discontinued
        operations                       $0.40                   $0.01
        Net income (loss)                $0.61                   $0.02
      Diluted
      Continuing operations              $0.20                   $0.01
      Income from discontinued
        operations                       $0.37                   $0.01
        Net income                       $0.57                   $0.02

Weighted Average Shares
      Basic                           4,640,783               4,462,682
      Diluted                         4,965,834               4,462.682

 The accompanying notes are an integral part of these financial statements.

                               Initio, Inc.
                              Consolidated Balance Sheets
                                   As at

                                      April 30, 2000     April 30, 1999

Assets

  Cash                                     $ 550,025         $1,182,993
  Marketable Securities                    2,938,282          1,208,061
  Net assets of discontinued operations                       3,809,844
  Deferred tax asset                       1,261,762            884,000
  Building and improvements, net           1,493,120          1,506,452
  Vehicles and equipment, net                 24,155
  Convertible debenture                    3,000,000
  Other assets                               471,312            200,919
    Total assets                          $9,738,656         $8,792,269


Liabilities and Stockholders' Equity

  Liabilities
 Accounts Payable and Accrued expenses       109,286             40,777
  Income taxes payable                        45,000
  Mortgage payable                           825,577            873,774
  Other liabilities                           28,000
  Subordinated convertible debenture       1,500,000          3,500,000
     Total liabilities                     2,507,863          4,414,551

  Commitments (notes 7 & 10)

  Stockholders' Equity
  Common stock, $.01 par value, Authorized
  10,000,000 shares, 5,0525,575 issued and
  4,645,004 outstanding shares, 5,065,406
  issued and 4,636,008 outstanding shares
  respectively                                50,526             50,654
  Additional paid in capital               8,652,670          8,616,042
  Accumulated deficit                     (1,011,948)        (3,826,308)
  Accumulated comprehensive income           117,282            115,285
                                           7,808,530          4,955,673

  Less; Treasury stock, 407,571 and 429,398
    Common shares respectively              (577,737)          (577,955)
      Total stockholders' equity           7,230,793          4,377,718
      Total liabilities and
        stockholders' equity              $9,738,656         $8,792,269


     The accompanying notes are an integral part of these financial statements.


                     Initio, Inc.
          Consolidated Statement of Stockholders' Equity
                                                            Accumulated
           Issued    Common Paid In   Accumulated Treasury  Comprehensive
           Shares    Stock  Capital   Deficit     Stock     Income
Balance                                                               Total
May 1,1998 5,271,935 52,719 8,876,678 (3,925,537) (577,955) 514,406   4,940,311

Repurchase &
retirement
of 206,529
shares      (206,529)(2,065) (260,636)                                 (262,701)

Net other
comprehensive loss                                          (399,121)  (399,121)

Net income                                99,229                         99,299


     ___________________________________________________________________________


Balance April 30, 1999
          5,065,406   50,654 8,616,042 (3,826,308) (577,955)  115,285  4,377,718


Cancellation of shares
by   employee   to  repay  loan
            (11,167)    (112)  (25,438)                                 (25,550)

Purchase and retirement
of   5,000   shares
             (5,000)     (50)   (5,126)                                  (5,176)

Exercise of employee
stock options for 51,915
shares
              25,163     252    67,192                                   67,444

Retirement of 21,827
treasury shares
             (21,827)   (218)                           218

Other comprehensive
Income                                                        1,997       1,997

Net   income                             2,814,360                    2,814,360

    ___________________________________________________________________________

Balance April 30, 2000
           5,052,575 50,526 8,652,670 (1,011,948) (577,737) 117,282   7,230,793


 The accompanying notes are an integral part of these financial statements.

                     Initio, Inc.
             Consolidated Statement of Cash Flows
                    For the Year Ended


                                     April 30, 2000      April 30, 1999

Cash flows from Operating Activities;

  Net Income                             $2,814,360            $ 99,229
  Adjustments to reconcile net income
  to net cash used in continuing
  operations:                            (2,330,538)
  Gain on sale of discontinued operations  (280,309)           (279,093)
  Depreciation and amortization              67,434             129,912
  Stock option compensation                  47,319
  Tax benefit, net                         (377,762)
  Net increase in assets of
   discontinued operations                 (340,026)
  Net increase in other assets              (29,607)
  Net increase in other liabilities         141,509
Net cash used in continuing operations     (287,620)            (49,952)
Net cash used in discontinued operations                     (1,228,443)
                                       ____________         ____________
Net cash used in
  operating activities                     (287,620)         (1,278,395)

Cash flows from Investing Activities

  Proceeds from sales of discontinued
   operations                               552,328                  -
  Proceeds from sale of Peabody
   facility                                 253,080                  -
  Purchases of property and equipment       (78,257)             159,754
  Proceeds from collection of
    convertible debenture                   400,000                  -
  Net proceeds from Sales/(purchases)
   of marketable securities              (1,447,915)            (145,326)
  Proceeds from collection of
   mortgage receivable                        8,664
     Net cash (used in) provided by
      Investing activities                 (312,100)              14,428


Cash flows from Financing Activities

  Mortgage repayment                        (48,197)             (40,331)
  Debenture proceeds                                             500,000
  Net proceeds from issuance of
  common stock                               20,125
  Common stock repurchase                                       (262,701)
  Treasury stock repurchased and
   retired                                   (5,176)
    Net cash (used in) provided by
     financing activities                   (33,248)             196,968

  Net decrease in cash                     (632,968)          (1,066,999)
  Cash at beginning of period             1,182,993            2,249,992
  Cash at end of year                    $  550,025           $1,182,993


                                           April 30, 2000      April 30, 1999
Supplemental disclosures:

  Cash paid during the period for interest   $    206,653             $92,400

Non-Cash Investing and Financing Activities

  Non-cash proceeds received in exchange for
    Assets of discontinued operations:      $   3,400,000                  -
    Receipt of Convertible Debenture        $   2,000,000                  -
    Repayment of Subordinated
    Convertible Debenture                   $     275,000                  -
    Receipt of mortgage receivable          $      68,584           $ (43,178)



 The accompanying notes are an integral part of these financial statements.

     Initio, Inc.
Notes to the Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Business
In past years Initio, Inc., (the Company or Initio), through its wholly owned subsidiary, Initio Acquisition Corp. (formerly called Deerskin Trading Post, Inc. Deerskin), primarily marketed leather goods by way of the Deerskin catalog and gifts and housewares through its Joan Cook catalog.

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

Reclassifications

Certain   items  in  the  prior  years  financial  statements  have   been
reclassified to conform to the fiscal 2000 presentation.

Marketable Securities
The Company has classified all of its marketable securities as available for sale. These securities are presented at their estimated fair market value, which has been determined based upon security market quotes. Realized gains and losses, calculated based upon specific identification of shares sold, are included in the determination of Net Income (Loss). Unrealized gains and losses are included as a component of Other Comprehensive Income (Loss).


Fair Value of Financial Instruments
The carrying amounts reported in the consolidated balance sheets for cash, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The amounts presented for the convertible debenture, mortgage payable and the subordinated convertible debenture also approximate fair value.

Fixed Assets

Fixed  assets  are  stated  at  cost net of  accumulated  depreciation  and
amortization.   Depreciation and amortization is computed by the  straight-
line method over the estimated useful life of the assets.



Long-Lived Assets
The Companys policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of the related assets. Long-lived assets are reviewed on a quarterly and annual basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be reasonable. Assets are evaluated for continuing value and proper useful lives by comparison to expected future cash flows. Impairments if any, are recognized in the consolidated statements of operations and comprehensive income (loss) in the period identified.

Stock Based Compensation
The Company continues to account for its stock based compensation of employees, using the intrinsic value approach, described in APB No. 25. The impact on net income and income per share if the fair value method of accounting for stock based compensation had been adopted would have been negligible. Additional pro forma disclosures as required under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, are presented within these Notes to Consolidated Financial Statements.

Earnings Per Common Share
Basic Earnings per Common Share, as well as Diluted Earnings Per Common Share has been computed based upon the weighted average number of actually outstanding shares of the Companys common stock. A reconciliation between the numerators and denominators of the basic and dilutive EPS computations for net income is as follows:





                 Year ended April 30, 2000          Year ended April 30, 1999
                 -------------------------------------------------------------

                Income      Shares    Per Share  Income     Shares     Per Share
               (Numerator)(Denominator)Amounts  (Numerator)(Denominator)Amounts
Income from continuing
operations      $ 973,060                          $44,793

Income from discontinued
operations  net of income
tax (benefit)   1,841,300                           54,436
              -----------                    -------------
BASIC EPS
Net income from continuing
operations attributable to
common stock      937,060  4,640,783  $0.21      44,793     4,462,682    $0.01

Net income from
discontinued operations,
net of income tax
(benefit) attributable
to common stock 1,841,300  4,640,783  $0.40      54,436     4,462,682    $0.01

EFFECT OF DILUTIVE
SECURITIES
Stock Options                    375                              200
Subordinated Convertible
 Debentures                  324,675



                 Year ended April 30, 2000          Year ended April 30, 1999
                 -------------------------------------------------------------

                Income      Shares    Per Share  Income     Shares     Per Share
               (Numerator)(Denominator)Amounts  (Numerator)(Denominator)Amounts

DILUTIVE EPS
Net income from continuing
operations attributable to
common stock      973,060  4,965,834              $54,436    4,462,882    $0.01
Interest on Subordinated
Convertible   Debentures
                   40,000          -               -

Net income fromcontinuing
operations attributable to
common stock and assumed
option exercises1,013,060  4,965,834    $0.11     $54,436    4,462,882    $0.01
                =========  ==========  ======      ======    =========    =====

Net income (loss) from
discontinued operations,
net of income tax
attributable to common stock and assumed
option exercises1,841,300  4,965,834    $0.11     $54,436    4,462,882    $0.01
                =========  ==========  ======    ========    =========    =====

Options to purchase 500,000 and 591,242 shares of common stock out of the total number of options outstanding as of April 30, 2000 and April 30, 1999, respectively, were not included in the computation of diluted EPS because of their anti-dilutive effect. The conversion of subordinated convertible debentures to 400,000 and 1,324,675 common shares as of April 30, 2000 and April 30, 1999, respectively, were not included in the computation of diluted EPS because of their anti-dilutive effect.

Income Taxes
Income taxes have been provided using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying estimated tax rates and laws to taxable years in which such differences are expected to reverse.

Recently Issued Accounting Standards
In September 1998, the Financial Accounting Standards Board (FASB) issued
SFAS   No.   133,  Accounting  for  Derivative  Instruments  and   Hedging
Activities. The statement established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet
at  fair  value.   The statement requires that changes in the  derivatives
fair  value  be  recognized  in earnings unless specific  hedge  accounting
criteria  are  met.   Special  accounting for qualifying  hedges  allows  a
derivatives gains and losses to offset related results on the hedged  item
in  the  income  statement.   The  Company does  not  currently  engage  in
derivatives activity and does not expect the adoption of this standard to have a material effect on the Companys results of operations or financial position.

In July 1999, the FASB approved SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.





2. Discontinued Operations
In April, 1999, the Company entered into an agreement with Advance Medical Sciences, Inc. (AMDS) for the sale of materially all of the assets of its Deerskin operations, which at April 30, 1999 were categorized as a discontinued operation. In May 1999, when the transaction closed, the Company received approximately $552,000 in cash, a $3,400,000 convertible debenture of the purchaser and was released from $2,000,000 payment of its subordinated convertible debenture, resulting in a gain before income taxes of approximately $ 2,124,000. In May 1999, the Company sold its Peabody, Massachusetts plant for $550,000, resulting in a gain before income taxes of approximately $206,000. The Company received $275,000 in cash and a 15-year note for $275,000, bearing interest at 8 % per annum. The note provides for monthly installments of principal and interest of $2,708. The operating results of the discontinued operation were:

                                Year Ended
                             April 30, 1999
                       --------------------
Revenues                         $9,682,000
Net income (loss)                    54,436
Current assets                    2,787,278
Total assets                      4,327,950
Current liabilities                 351,106
Net assets                        3,946,844

3.  Fixed Assets
Fixed assets are recorded at cost and depreciated, using the straight-line method over their estimated useful lives, which generally approximates 40 years for buildings. Leasehold improvements are amortized over the lesser of their useful lives or the remaining lease terms.

                                                     2000         1999
                                                   ------       ------
Building and improvements                       $2,075,244  $2,052,925
Less, accumulated depreciation and amortization    582,124     546,473
                                              ------------   -----------
                                                $1,493,120  $1,506,452
                                              ============   ===========

Vehicles and equipment                              55,938
Less accumulated depreciation                       31,783
                                             -------------   -----------
Property and equipment, net                        $24,155
                                              ============   ===========

4.  Convertible Debenture

The $3,400,000 convertible debenture received in connection with the sale of the assets of the Deerskin operations bears interest at a rate of 8% per annum on the last day of each July, October, January and April until June 1, 2004, when the convertible debenture is to be redeemed by AMDS. This debenture is secured by the intangibles sold by the Company to AMDS and has a convertible feature which allows for the conversion into shares of AMDS common stock. The terms of the conversion called for in the debenture was $5.50 per share (after giving effect to the 1 for 30 exchanges). In December 1999 AMDS repaid $400,000 principal amount of the debenture and the conversion price was adjusted to $6.00 per share.


5. Income Taxes

The provision for income taxes consist of the following:


                                        For the Years Ended April 30,


                                        2000                     1999

Current Taxes Federal           $     44,000                       -
Total Current Taxes             $     44,000                       -

Deferred Taxes-Federal         ($    867,000)                      -
Total Deferred Taxes           ($    867,000)                      -


Tax benefit, net              ($     823,000)                      -

Deferred tax assets are comprised of the following:

                                   For the Years Ended April 30,
                         2000                     1999           Change

Net   Operating  Losses     $  1,262,000      $  1,751,000     ($489,000)
Allowance                                         (867,000)      867,000

Deferred  tax  assets       $  1,262,000     $     884,000      $378,000

At April 30, 2000 the Company had Federal net operating loss carryforwards of approximately $ 3,532,000. Such losses can be utilized against future taxable income and expire primarily between 2004 and 2019. Under section
382 of the Internal Revenue Code, these losses may be limited due to ownership changes.

6. Mortgage
In 1995, the Company borrowed $ 1,000,000, of which approximately $ 826,000 was outstanding at April 30th, 2000. The loan is secured by the Companys Carson City property, payable in monthly installments, bears interest at the rate of 9 %, subject to adjustment in the future, and is due in 2010. Principal payments approximate $40,000 per annum with a balloon payment in the final year.

7. Subordinated Convertible Debenture
In February 1998, the Company issued $ 3,000,0000 principal amount of a five year, 8 %, debenture, which was convertible, at $ 3.00 per share, into the Companys common stock. In December 1998, the Company issued a $ 500,000 principal amount debenture, convertible at $ 1.54 into the Companys common stock. The conversion feature of these debentures was greater than the market value at issuance. The $3,000,000 and $500,000 debentures mature on May 1, 2003 and December 23, 2003 respectively, with all unpaid principal and interest due. The Company has a commitment from the same debt holder for an additional $ 1,500,000 to be used for acquisitions. The conversion price of future borrowings is contingent upon the future market price of the Companys common stock. Two representatives of the debenture holder have been elected to the Companys Board of Directors. The costs of this debt issuance have been deferred and are being amortized over the term of the debenture, using the effective interest rate method. When the transaction described in Note 2 closed in May 1999, the Company repaid $2,000,000 of the $3,000,000 debenture and the conversion price was changed to $ 2.50 per share.


8. Stockholders Equity
Stock Option Plans
The  Company has two stock option plans, the 1991 Stock Option Plan  (1991
Plan) and the 1996 Stock Option Plan (1996 Plan). Under both Plans options to buy the Companys common stock have been granted to key employees and/or directors of the Company, for terms ranging from five to ten years and which become exercisable at fixed times.

Options, which may result in the issuance of up to 500,000 shares of the Companys common stock, may be issued pursuant to the 1996 Plan. Under the 1996 Plan the Company may award either Incentive Stock Options or Non Qualified Stock Options. The terms for either may not exceed ten years, while vesting is either 20 % annually or as the Companys Board of Directors provides. Exercise prices approximate the market price for the Companys stock, except that in the case of award to holders of more than 10 % of the Companys stock the exercise is to be set by the Companys
Board of Directors. Arising from the disposal of its catalog operations, the Company decided that all employees of Deerskin, who had stock options on shares of Initio common stock and did not continue in the employ of the Company shall be fully vested effective upon the closing of the transaction between Deerskin and AMDS. All such persons had one year from April 30, 1999 to exercise such options. As of April 30, 2000 all unexercised options for these former employees expired. Activity for the Plans is as follows for the years ended;


                                 Year Ended             Year Ended
                                 April  30th,  2000     April  30th, 1999
                                 Options  Average Price Options Average Price
Outstanding at beginning of year 591,442      $1.93     646,942     $1.92
Granted                           10,000       1.25       1,000      1.00
 Exercised                       (51,915)      1.79             -
   Expired                        38,527)      1.83     (56,500)     1.81
                              -----------   -------     -------- --------
Outstanding at end of year       511,000       1.94      591,442     1.93
                                ========       ====      =======     ====

                            Options Outstanding
                            At April 30th, 2000

Exercise Price      options   expires in     exercisable
------------------- --------- -------------- ---------------
     1.00               1,000    2009              200
     1.25              10,000    2010              -
     1.95             500,000    2008          300,000
                      511,000                  300,200
                     ========                 ========

As a result of the 1991 and 1996 Plans, had the Company adopted the full value approach to accounting for employee stock options, the Companys results of operations would have been for the years ended:

                              April 30, 2000      April 30, 1999
                              ------------------  -----------------
Net income (loss)As reported         $ 2,814,360            $99,229
                 Pro forma             2,787,599          ($131,771)
Income(Loss) Per Share:
Basic:           As reported               $.61              $.02
                 Pro forma                 $.60             $(.03)
Diluted          As reported               $.57              $.02

                Pro forma                  $.56             $(.03)
The foregoing disclosures has been computed using the Black Sholes option pricing model with the following weighted average assumptions:



                                   2000           1999
                                   -------        -------
Risk free Interest Rate              5.63%          5.63%
Expected Lives                     4 year          4 year
Expected Volatility                    50%            50%
Expected Dividend Yield                 0%             0%


9. Related Party Transactions
In 1999, the Chairman and President of the Company waived all but nominal current cash compensation, though they continued to receive fringe benefits such as participation in the Company health plans. For 2000, these individuals each received $150,000 of compensation.

10. Lease Agreements
In accordance with the executed Asset Purchase Agreement, AMDS entered into a lease agreement with the Company for the entire building and parking lot at 2500 Arrowhead Drive, Carson City, Nevada. This lease agreement terminated on April 30, 2000. Rental income under this lease amounted to $336,000 in 2000.
The Company has future minimum rental payments of $25,200 (approximately $700 per annum) under a ground lease that expires in 2037 on its Nevada facility.

The Company entered into a one year lease agreement for its administrative office which begins in August, 2000 and provides for an annual rental expense of $35,000.

11. Subsequent Event
On July 20, 2000 the Company entered into a merger agreement with Inculab, Inc. (a Delaware corporation). Inculab is a company, which invests in high tech early stage companies and is in the process of building a high tech launch center in Manhattan, which will market space as well as professional consulting and financial services to internet and other high tech early stage companies.

The merger agreement provides that Initio will have a 2 for 3 reverse split and thereafter will issue approximately 27,870,000 shares of the common stock of Initio, Inc. so that immediately after such merger the former shareholders of Inculab shall own approximately 90% of the issued and outstanding shares and the other Initio, Inc. shareholders shall own 10% thereof.






                         Exhibit 27

This schedule contains summary information extracted from the Companys audited financial statements and is qualified in its entirety by reference to such financial statements.

Period                        12 months           12 months
Fiscal Year End           April 30, 2000      April 30, 1999
Period End                April 30, 2000      April 30, 1999
Cash                           $ 550,025          $1,182,993
Securities                     2,938,282           1,208,061
Receivables                           -                 -
Allowances                            -                 -
Inventory                             -                 -
Current Assets                  n/a                 n/a
Property, Plant and Equipment  2,131,182           2,052,925
Accumulated Depreciation         613,907             546,473
Total Assets                   9,738,656           8,792,269
Current Liabilities               n/a               n/a
Bonds                          1,500,000           3,500,000
Preferred                             -                  -
Common                            50,526              50,654
Other Stockholders Equity      7,180,267           4,327,064
Total Liabilities & Stockholder9,738,656           8,792,269
Income                         1,061,115             378,801
Cost of Goods Sold                 -                     -
Other Expenses                   676,812             236,608
Interest Expense                 234,543              92,400
Net Income                     2,814,360              99,229
Basic Earnings Per Share             .60                 .02
Diluted Earnings Per Share           .57                 .02


                            BY-LAWS               Exhibit 1.4(b)

                               OF

                        INCULAB.COM, INC.


                      I.  CORPORATE OFFICES

  1.1 REGISTERED OFFICE. The registered office of the corporation shall be at 15 East North Street, Dover, in the County of Kent in the State of Delaware.

1.2 OTHER OFFICES. The board of directors may at any time establish the principal office and any branch or subordinate offices of the corporation at any place or places deemed advisable.


                  II.  MEETINGS OF STOCKHOLDERS

2.1 PLACE OF MEETINGS. Meetings of stockholders shall be held at any place within or outside the State of Delaware designated by the board of directors.

2.2  ANNUAL MEETING.

     (a) The annual meeting of stockholders shall be held each year on a date and at a time designated by the board of directors. At the meeting, directors shall be elected, and any other proper business may be transacted.

     (b) At an annual meeting of the stockholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual meeting, business must be: (A) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the board of directors, (B) otherwise properly brought before the meeting by or at the direction of the board of directors, or (C) otherwise properly brought before the meeting by a stockholder.

2.3 SPECIAL MEETING. A special meeting of the stockholders may be called at any time by the board of directors or the president, but such special meeting may not be called by any other person or persons. Only such business shall be considered at a special meeting of stockholders as shall have been stated in the notice for such meeting.

2.4 ORGANIZATION. Subject to Section 5.4 of these Bylaws, meetings of stockholders shall be presided over by the president, a chairman designated by the board of directors, or in the absence of such designation, by a chairman chosen at the meeting by the vote of a majority in interest of the stockholders present in person or represented by proxy and entitled to vote thereat. The secretary, or in his or her absence an assistant secretary, or in the absence of the secretary and any assistant secretary, a person whom the chairman of the meeting shall appoint, shall act as secretary of the meeting and keep a record of the proceedings thereof.

     The board of directors of the corporation shall be entitled to make such rules or regulations for the conduct of meetings of stockholders as it shall deem necessary, appropriate or convenient. Subject to such rules and regulations of the board of directors, if any, the chairman of the meeting shall have the right and authority to prescribe such rules, regulations and procedures and to do all such acts as, in the judgment of such chairman, are necessary, appropriate or convenient for the proper conduct of the meeting, including, without limitation, establishing an agenda or order of business, limiting the time allotted to questions or comments by participants and regulating the opening and closing of the polls for balloting. Unless determined by the board of directors or the chairman of the meeting, meetings of stockholders shall not be required to be held in accordance with rules of parliamentary procedure.

2.5 NOTICE OF STOCKHOLDERS' MEETINGS. All notices of meetings of stockholders shall be sent or otherwise given in accordance with Section 2.6 of these Bylaws not less than ten (10) nor more than sixty (60) days before the date of the meeting. The notice shall specify the place, date, and hour of the meeting and (i) in the case of a special meeting, the general nature of the business to be transacted or (ii) in the case of the annual meeting, those matters which the board of directors, at the time of giving the notice, intends to present for action by the stockholders (but any proper matter may be presented at the meeting for such action). The notice of any meeting at which directors are to be elected shall include the name of any nominee or nominees who, at the time of the notice, the board intends to present for election.

2.6 MANNER OF GIVING NOTICE; AFFIDAVIT OF NOTICE. Notice of any meeting of stockholders shall be given either personally or by mail, telecopy, telegram or other electronic or wireless means. Notices not personally delivered shall be sent charges prepaid and shall be addressed to the stockholder at the address of that stockholder appearing on the books of the corporation or given by the stockholder to the corporation for the purpose of notice. Notice shall be deemed to have been given at the time when delivered personally or deposited in the mail or sent by telecopy, telegram or other electronic or wireless means.

     An affidavit of the mailing or other means of giving any notice of any stockholders' meeting, executed by the secretary or assistant secretary of the corporation giving the notice, shall be prima facie evidence of the giving of such notice.

2.7 QUORUM. The holders of a majority in voting power of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the Certificate of Incorporation. If, however, such quorum is not present or represented at any meeting of the stockholders, then either (i) the chairman of the meeting or (ii) the stockholders by the vote of the holders of a majority of the stock present in person or represented by proxy shall have power to adjourn the meeting.

     When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which, by express provision of the laws of the State of Delaware or of the Certificate of Incorporation or these Bylaws, a vote of a greater number or voting by classes is required, in which case such express provision shall govern and control the decision of the question.

     If a quorum be initially present, the stockholders may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum, if any action taken is approved by a majority of the stockholders initially constituting the quorum.

2.8 ADJOURNED MEETING; NOTICE. Any stockholders' meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the vote of the majority of the voting power of the shares represented at that meeting, either in person or by proxy. In the absence of a quorum, no other business may be transacted at that meeting except as provided in Section
2.7 of these Bylaws.

     When any meeting of stockholders, either annual or special, is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place are announced at the meeting at which the adjournment is taken. However, if a new record date for the adjourned meeting is fixed or if the adjournment is for more than thirty (30) days from the date set for the original meeting, then notice of the adjourned meeting shall be given. Notice of any such adjourned meeting shall be given to each stockholder of record entitled to vote at the adjourned meeting in accordance with the provisions of Sections
2.5 and 2.6 of these Bylaws. At any adjourned meeting, the corporation may transact any business which might have been transacted at the original meeting.

2.9  VOTING.  The stockholders entitled to vote at any meeting of
stockholders   shall  be  determined  in  accordance   with   the
provisions of Section 2.12 of these Bylaws, subject to applicable provisions of the General Corporation Law of Delaware.

     Except as may be otherwise provided in the Certificate of Incorporation, by instruments setting forth the voting rights of specific classes or series of stocks, by these Bylaws or by applicable law, each stockholder shall be entitled to one vote for each share of capital stock held by such stockholder.

     Any stockholder entitled to vote on any matter may vote part of the shares in favor of the proposal and refrain from voting the remaining shares or, except when the matter is the election of directors, may vote them against the proposal; but if the stockholder fails to specify the number of shares which the stockholder is voting affirmatively, it will be conclusively presumed that the stockholder's approving vote is with respect to all shares which the stockholder is entitled to vote.
2.10 VALIDATION OF MEETINGS; WAIVER OF NOTICE; CONSENT. The transactions of any meeting of stockholders, either annual or special, however called and noticed, and wherever held, shall be as valid as though they had been taken at a meeting duly held after regular call and notice, if a quorum be present either in person or by proxy.

     Attendance by a person at a meeting shall constitute a waiver of notice of and presence at that meeting, except when the person objects at the beginning of the meeting to the transaction of any business because the meeting is not lawfully called or convened.

2.11 ACTION BY WRITTEN CONSENT. Subject to the rights of the holders of the shares of any series of Preferred Stock or any other class of stock or series thereof having a preference over the Common Stock as to dividend or upon liquidation, any action required or permitted to be taken by the stockholders of the corporation must be effected at a duly called annual or special meeting of stockholders of the corporation and may not be effected by any consent in writing by such stockholders.

2.12 RECORD DATE FOR STOCKHOLDER NOTICE; VOTING; GIVING CONSENTS. For purposes of determining the stockholders entitled to notice of any meeting or to vote thereat, the board of directors may fix, in advance, a record date, which shall be not more than sixty (60) days nor less than ten (10) days before the date of any such meeting, and in such event only stockholders of record on the date so fixed are entitled to notice and to vote, notwithstanding any transfer of any shares on the books of the corporation after the record date, except as otherwise provided in the Certificate of Incorporation, by these Bylaws, by agreement or by applicable law.

     If the board of directors does not so fix a record date, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the business day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held.

     A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting unless the board of directors fixes a new record date for the adjourned meeting, but the board of directors shall fix a new record date if the meeting is adjourned for more than thirty (30) days from the date set for the original meeting.

     The record date for any other purpose shall be as provided in Section 8.1 of these Bylaws.

2.13 PROXIES. Every person entitled to vote for directors, or on any other matter, shall have the right to do so either in person or by one or more agents authorized by a written proxy, which may be in the form of a telegram, cablegram, or other means of electronic transmission, signed by the person and filed with the secretary of the corporation, but no such proxy shall be voted or acted upon after one (1) year from its date, unless the proxy provides for a longer period. A proxy shall be deemed signed if the stockholder's name is placed on the proxy (whether by manual signature, typewriting, telegraphic transmission or otherwise) by the stockholder or the stockholder's attorney- in-fact. A duly executed proxy shall be irrevocable if it states that it is irrevocable and if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power. A stockholder may revoke any proxy which is not irrevocable by attending the meeting and voting in person or by filing an instrument in writing revoking the proxy or by filing another duly executed proxy bearing a later date with the secretary of the corporation.

     A proxy is not revoked by the death or incapacity of the maker unless, before the vote is counted, written notice of such death or incapacity is received by the corporation.


                         III.  DIRECTORS

3.1 POWERS. Subject to the provisions of the General Corporation Law of Delaware and to any limitations in the Certificate of Incorporation or these Bylaws relating to action required to be approved by the stockholders or by the outstanding shares, the business and affairs of the corporation shall be managed and all corporate powers shall be exercised by or under the direction of the board of directors.

3.2 NUMBER AND TERM OF OFFICE. The authorized number of directors shall be not less than three (3) nor more than eleven
(11). Within such limits, the number of directors shall be initially fixed at four (4), which number may be changed by resolution of the board of directors. An indefinite number of directors may be fixed, or the definite number of directors may be changed, by a duly adopted amendment to the Certificate of Incorporation or by an amendment to this bylaw duly adopted by the stockholders or the board of directors.

     No reduction of the authorized number of directors shall have the effect of removing any director before that director's term of office expires. If for any cause, the directors shall not have been elected at an annual meeting, they may be elected as soon thereafter as convenient at a special meeting of the stockholders called for that purpose in the manner provided in these Bylaws.

3.3 ELECTION AND TERM OF OFFICE OF DIRECTORS. Except as provided in Section 3.4 of these Bylaws, directors shall be elected at each annual meeting of stockholders to hold office until the next annual meeting. Each director, including a director elected or appointed to fill a vacancy, shall hold office until the expiration of the term for which elected and until a successor has been elected and qualified. Directors need not be stockholders unless so required by the Certificate of Incorporation or by these Bylaws.

3.4   RESIGNATION  AND VACANCIES.   Any director  may  resign  on
giving written notice to the president, the chairman, the secretary or the board of directors, unless the notice specifies a later time for that resignation to become effective.

     Unless otherwise provided in the Certificate of Incorporation or by these Bylaws, vacancies in the board of directors may be filled by a majority of the remaining directors, even if less than a quorum, or by a sole remaining director. Each director so elected shall hold office until the next annual meeting of the stockholders and until a successor has been elected and qualified. Unless otherwise provided in the Certificate of Incorporation or these Bylaws, vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director.

     If at any time, by reason of death or resignation or other cause, the corporation should have no directors in office, then any officer or any stockholder or an executor, administrator, trustee or guardian of a stockholder, or other fiduciary entrusted with like responsibility for the person or estate of a stockholder, may call a special meeting of stockholders in accordance with the provisions of the Certificate of Incorporation or these Bylaws, or may apply to the Court of Chancery for a decree summarily ordering an election as provided in Section 211 of the General Corporation Law of Delaware.

3.5 REMOVAL. Unless otherwise restricted by statute, by the Certificate of Incorporation or by these Bylaws, any director or any number of directors, or the entire board of directors may be removed, with or without cause, by the holders of a majority of the shares then entitled to vote at an election of directors.

3.6 PLACE OF MEETINGS; MEETINGS BY TELEPHONE. Regular meetings of the board of directors may be held at any place within or outside the State of Delaware that has been designated from time to time by resolution of the board of directors. In the absence of such a designation, regular meetings shall be held at the principal executive office of the corporation. Special meetings of the board of directors may be held at any place within or outside the State of Delaware that has been designated in the notice of the meeting or, if not stated in the notice or if there is no notice, at the principal executive office of the corporation.

     Any meeting, regular or special, may be held by conference telephone or similar communication equipment, so long as all directors participating in the meeting can hear one another; and all such directors shall be deemed to be present in person at the meeting.

3.7   REGULAR  MEETINGS.    Regular  meetings  of  the  board  of
directors may be held without notice if the times of such meetings are fixed by the board of directors.

3.8  SPECIAL MEETINGS; NOTICE.   Special meetings of the board of
directors for any purpose or purposes may be called at  any  time by  the president, the chairman, the secretary or by any two  (2)
or more of the directors.

     Notice of the time and place of special meetings shall be delivered personally or by telephone to each director or sent by mail, telecopy, telegram or other electronic or wireless means, charges prepaid, addressed to each director at that director's address as it is shown on the records of the corporation or if the address is not readily ascertainable, notice shall be addressed to the director at the city or place in which the meetings of directors are regularly held. If the notice is mailed, it shall be deposited in the United States mail at least three (3) days before the time of the holding of the meeting. If the notice is delivered personally or by telephone, telecopy, telegram or other electronic or wireless means, it shall be delivered personally or by telephone or other electronic or wireless means at least twenty-four (24) hours before the time of the holding of the meeting. Any oral notice given personally or by telephone may be communicated either to the director or to a person at the office of the director who the person giving the notice has reason to believe will promptly communicate it to the director. A notice of special meeting need not state the purpose of such meeting, and, unless indicated in the notice thereof, any and all business may be transacted at a special meeting.

3.9 QUORUM. A majority of the authorized number of directors shall constitute a quorum for the transaction of business, except to fill vacancies in the board of directors as provided in
Section 3.4 and to adjourn as provided in Section 3.11 of these Bylaws. Every act or decision done or made by a majority of the directors present at a duly held meeting at which a quorum is present shall be regarded as the act of the board of directors, subject to the provisions of the Certificate of Incorporation and applicable law.

     A meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors, if any action taken is approved by at least a majority of the required quorum for that meeting.

3.10 WAIVER OF NOTICE. Notice of a meeting need not be given to any director (i) who signs a waiver of notice or a consent to holding the meeting or an approval of the minutes thereof, whether before or after the meeting, or (ii) who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to such directors. The transactions of any meeting of the board, however called and noticed or wherever held, are as valid as though had at a meeting duly held after regular call and notice if a quorum is present and if, either before or after the meeting, each of the directors not present signs a written waiver of notice. All such waivers shall be filed with the corporate records or made part of the minutes of the meeting. A waiver of notice need not specify the purpose of any regular or special meeting of the board of directors.

3.11       ADJOURNMENT.    A majority of the  directors  present,
whether or not constituting a quorum, may adjourn any meeting to another time and place.

3.12 NOTICE OF ADJOURNMENT. Notice of the time and place of holding an adjourned meeting need not be given if announced unless the meeting is adjourned for more than twenty-four (24) hours. If the meeting is adjourned for more than twenty-four
(24) hours, then notice of the time and place of the adjourned meeting shall be given.

3.13 BOARD ACTION BY WRITTEN CONSENT WITHOUT A MEETING. Any action required or permitted to be taken by the board of directors may be taken without a meeting, provided that all members of the board of directors individually or collectively consent in writing to that action. Such action by written consent shall have the same force and effect as a unanimous vote of the board of directors. Such written consent and any counterparts thereof shall be filed with the minutes of the proceedings of the board.

3.14 ORGANIZATION. Meetings of the board of directors shall be presided over by the president, or, in his or her absence, by a president pro tem chosen by a majority of the directors present. The secretary shall act as secretary of the meeting, but in his or her absence the chairman of the meeting may appoint any person to act as secretary of the meeting.

3.15 FEES AND COMPENSATION OF DIRECTORS. Directors and members of committees may receive such compensation, if any, for their services and such reimbursement of expenses as may be fixed or determined by resolution of the board of directors. This
Section 3.15 shall not be construed to preclude any director from serving the corporation in any other capacity as an officer, agent, employee or otherwise and receiving compensation for those services.


                         IV.  COMMITTEES

4.1 COMMITTEES OF DIRECTORS. The board of directors may designate one (1) or more committees, each consisting of two or more directors, to serve at the pleasure of the board of directors. The board of directors may designate one (1) or more directors as alternate members of any committee, who may replace any absent member at any meeting of the committee. The purposes and authority of any committee shall be as provided in the resolution of the board, but no such committee shall have power or authority by itself to (i) approve or adopt or recommend to the stockholders any action or matter that requires the approval of the stockholders or (ii) adopt, amend or repeal any Bylaw of the corporation.

4.2 EXECUTIVE COMMITTEE. The board of directors, by a resolution adopted by a majority of the board, may designate from among its members an executive committee, consisting of two or more directors and which, to the extent provided in the resolutions, shall have and may exercise all the powers and authorization of the board of directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which require it, except that such executive committee shall not have the power or authority by itself to (i) approve or adopt or recommend to the stockholders any action or matter that requires the approval of the stockholders, (ii) adopt, amend or repeal any Bylaw of the corporation, (iii) fill any vacancies in the board or directors or in any committee, (iv) fix compensation of the directors for serving on the board or on any committee, (v) amend or repeal any resolution of the board which by its terms shall not be so amendable or repealable, (vi) acquire the securities or substantially all of the assets of any other entity, (vii) sell any securities or any assets of the corporation, other than in the ordinary course of business of the corporation, to any other entity and (viii) merge or consolidate the corporation with any other entity.

4.3 MEETINGS AND ACTION OF COMMITTEES. To the extent feasible, meetings and actions of committees shall be governed by, and held and taken in accordance with, the provisions of Article III of these Bylaws, Section 3.6 (place of meetings), Section 3.7 (regular meetings), Section 3.8 (special meetings and notice),
Section  3.9  (quorum), Section 3.10 (waiver of notice),  Section
3.11  (adjournment),  Section 3.12 (notice of  adjournment),  and
Section 3.13 (action without meeting), with such changes in the context of those Bylaws as are necessary to substitute the committee and its members for the board of directors and its members, provided, however, that the board of directors may adopt rules for the government of any committee not inconsistent with the provisions of these Bylaws.


                          V.  OFFICERS

5.1 OFFICERS. The officers of this corporation shall consist of a president, one or more vice presidents, a secretary and a chief financial officer, and such other officers, including but not limited to a chairman of the board, as may be determined from time to time by the board of directors, all of whom shall be chosen in such manner and hold their offices for such terms as the board of directors may prescribe. Any two or more of such offices may be held by the same person. The board of directors may designate one or more vice presidents as executive vice presidents or senior vice presidents. Either the chairman of the board or the president, as the board of directors may designate from time to time, shall be the chief executive officer of the corporation. The board of directors may from time to time designate the president or any other officer as the chief operating officer of the corporation. Any vice president, treasurer or assistant treasurer, or assistant secretary respectively may exercise any of the powers of the president, the chief financial officer, or the secretary, respectively, as directed by the board of directors and shall perform such other duties as are imposed upon such officer by the Bylaws or the board of directors.

5.2 TERMS OF OFFICE AND COMPENSATION. The term of office and salary of each of said officers and the manner and time of the payment of such salaries shall be fixed and determined by the board of directors and may be altered by said board from time to time at its pleasure, subject to the rights, if any, of said officers under any contract of employment.

5.3 REMOVAL; RESIGNATION OF OFFICERS AND VACANCIES. Any officer of the corporation may be removed at the pleasure of the board of directors at any meeting or by vote of stockholders entitled to exercise the majority of voting power of the corporation at any meeting or at the pleasure of any officer who may be granted such power by a resolution of the board of directors. Any officer may resign at any time upon written notice to the corporation without prejudice to the rights, if any, of the corporation under any contract to which the officer is a party. If any vacancy occurs in any office of the corporation, the board of directors may choose a successor to fill such vacancy for the remainder of the unexpired term and until a successor is duly chosen and qualified.

5.4 CHAIRMAN OF THE BOARD. The chairman of the board, if such an officer be elected, shall have general supervision, direction and control of the corporation=s business and its officers, and, if present, preside at meetings of the stockholders and the board of directors and exercise and perform such other powers and duties as may from time to time be assigned to him by the board of directors or as may be prescribed by these Bylaws. The chairman of the board shall report to the board of directors.

5.5 PRESIDENT. The president shall at each annual meeting and from time to time report to the stockholders and the board of directors all matters within his knowledge which the interest of the corporation may require to be brought to their notice, may sign with the treasurer or an assistant treasurer, if any, or the secretary or an assistant secretary, if any, any or all certificates of stock of the corporation. The president shall preside at all meetings of the stockholders and at all meetings of the board of directors, may sign and execute in the name of the corporation all contracts or other instruments authorized by the board of directors, except in cases where the signing and execution thereof shall be expressly delegated or permitted by the board of directors or by these Bylaws to some other officer or agent of the corporation, and in general shall perform such duties and, subject to the other provisions of these Bylaws and to the control of the board of directors, have such powers incident to the office of president and perform such other duties and have such other powers as from time to time may be assigned to him by the board of directors.

5.6 VICE PRESIDENTS. In case of the absence, disability or death, the elected vice president, or one of the elected vice presidents, shall exercise all the powers and perform all the duties of the president. If there is more than one elected vice president, the order in which the elected vice presidents shall succeed to the powers and duties of the president shall be as fixed by the board of directors. The elected vice president or elected vice presidents shall have such other powers and perform such other duties as may be granted or prescribed by the board of directors.

5.7  SECRETARY.  The powers and duties of the secretary are:

     (a) To keep a book of minutes at the principal office of the corporation, or such other place as the board of directors may order, of all meetings of its directors and stockholders with the time and place of holding, whether regular or special, and, if special, how authorized, the notice thereof given, the names of those present at directors' meetings, the number of shares present or represented at stockholders' meetings and the proceedings thereof.

     (b) To keep the seal of the corporation and affix the same to all instruments which may require it.

     (c) To keep or cause to be kept at the principal office of the corporation, a share register, or duplicate share registers, showing the names of the stockholders and their addresses, the number of and classes of shares, and the number and date of cancellation of every certificate surrendered for cancellation.

     (d) To keep a supply of certificates for shares of the corporation, to fill in all certificates issued, and to make a proper record of each such issuance.

     (e) To transfer upon the share books of the corporation any and all shares of the corporation; and provided, further that no certificate for shares of stock shall be issued or delivered or, if issued or delivered, shall have any validity whatsoever until and unless it has been signed or authenticated in the manner provided in Section 8.5 hereof.

     (f) To make service and publication of all notices that may be necessary or proper, and without command or direction from anyone. In case of the absence, disability, refusal, or neglect of the secretary to make service or publication of any notices, then such notices may be served and/or published by the president or a vice president, or by any person thereunto authorized by either of them or by the board of directors or by the holders of a majority of the outstanding shares of the corporation.

     (g) Generally to do and perform all such duties as pertain to the office of secretary and as may be required by the board of directors.

5.8 CHIEF FINANCIAL OFFICER. The powers and duties of the chief financial officer are:

     (a) To supervise the corporate-wide treasury functions and financial reporting to external bodies.

     (b) To have the custody of all funds, securities, evidence of indebtedness and other valuable documents of the corporation and, at the chief financial officer=s discretion, to cause any or all thereof to be deposited for account of the corporation at such depository as may be designated from time to time by the board of directors.

     (c) To receive or cause to be received, and to give or cause to be given, receipts and acquittances for monies paid in for the account of the corporation.

     (d) To disburse, or cause to be disbursed, all funds of the corporation as may be directed by the board of directors, taking proper vouchers for such disbursements.

     (e)   To  render  to  the president  and  to  the  board  of
directors,   whenever   they  may  require,   accounts   of   all
transactions and of the financial condition of the corporation.

     (f) Generally to do and perform all such duties as pertain to the office of chief financial officer and as may be required by the board of directors.


               VI.  INDEMNIFICATION OF DIRECTORS,
              OFFICERS, EMPLOYEES AND OTHER AGENTS

6.1 INDEMNIFICATION OF DIRECTORS AND OFFICERS. The corporation shall, to the maximum extent and in the manner permitted by the General Corporation Law of Delaware, indemnify each of its directors and officers against expenses (including attorneys'
fees), judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding, arising by reason of the fact that such person is or was an agent of the corporation; provided, however, that the corporation may modify the extent of such indemnification by individual contracts with its directors and executive officers and, provided, further, that the corporation shall not be required to indemnify any director or officer in connection with any proceeding (or part thereof) initiated by such person unless (i) such indemnification is expressly required to be made by law, (ii) the proceeding was authorized in advance by the board of directors of the corporation, (iii) such indemnification is provided by the corporation, in its sole discretion, pursuant to the powers vested in the corporation under the General Corporation Law of Delaware, or (iv) such indemnification is required to be made pursuant to an individual contract. For purposes of this Section 6.1, a "director" or "officer" of the corporation includes any person (i) who is or was a director or officer of the corporation, (ii) who is or was serving at the request of the corporation as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, or (iii) who was a director or officer of a corporation which was a predecessor corporation of the corporation or of another enterprise at the request of such predecessor corporation.

6.2 INDEMNIFICATION OF OTHERS. The corporation shall have the power, to the maximum extent and in the manner permitted by the General Corporation Law of Delaware, to indemnify each of its employees and agents (other than directors and officers) against expenses (including attorneys' fees), judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding, arising by reason of the fact that such person is or was an agent of the corporation. For purposes of this Section 6.2, an "employee" or "agent" of the corporation (other than a director or officer) includes any person (i) who is or was an employee or agent of the corporation,
(ii) who is or was serving at the request of the corporation as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise, or (iii) who was an employee or agent of a corporation which was a predecessor corporation of the corporation or of another enterprise at the request of such predecessor corporation.

6.3 INSURANCE. The corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as such, whether or not the corporation would have the power to indemnify him or her against such liability under the provisions of the General Corporation Law of Delaware.

6.4 EXPENSES. The corporation shall advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was a director or officer of the corporation, or is or was serving at the request of the corporation as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following written request therefor, all expenses incurred by any director or officer in connection with such proceeding, upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under this Bylaw or otherwise; provided, however, that the corporation shall not be required to advance expenses to any director or officer in connection with any proceeding (or part thereof) initiated by such person unless the proceeding was authorized in advance by the board of directors of the corporation.

     Notwithstanding the foregoing, unless otherwise determined pursuant to Section 6.5, no advance shall be made by the corporation to an officer of the corporation (except by reason of the fact that such officer is or was a director of the corporation in which event this paragraph shall not apply) in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made (i) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding, or (ii) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to the best interests of the corporation.

6.5 NON-EXCLUSIVITY OF RIGHTS. The rights conferred on any person by this Bylaw shall not be exclusive of any other right which such person may have or hereafter acquire under any statute, provision of the Certificate of Incorporation, Bylaws, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding office. The corporation is specifically authorized to enter into individual contracts with any or all of its directors, officers, employees or agents respecting indemnification and advances, to the fullest extent not prohibited by the General Corporation Law of Delaware.

6.6 SURVIVAL OF RIGHTS. The rights conferred on any person by this Bylaw shall continue as to a person who has ceased to be a director, officer, employee or other agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

6.7 AMENDMENTS. Any repeal or modification of this Bylaw shall only be prospective and shall not affect the rights under this Bylaw in effect at the time of the alleged occurrence of any action or omission to act that is the cause of any proceeding against any agent of the corporation.


                    VII.  RECORDS AND REPORTS

7.1 MAINTENANCE AND INSPECTION OF RECORDS. The corporation shall, either at its principal executive office or at such place or places as designated by the board of directors, keep a record of its stockholders listing their names and addresses and the number and class of shares held by each stockholder, a copy of these Bylaws as amended to date, accounting books and other records.

     Any stockholder of record, in person or by attorney or other agent, shall, upon written demand under oath stating the purpose thereof, have the right during the usual hours for business to inspect for any proper purpose related to his or her position as a stockholder the corporation's stock ledger, a list of its stockholders, and its other books and records and to make copies or extracts therefrom. A proper purpose shall mean a purpose reasonably related to such person's interest as a stockholder. In every instance where an attorney or other agent is the person who seeks the right to inspection, the demand under oath shall be accompanied by a power of attorney or such other writing that authorizes the attorney or other agent to so act on behalf of the stockholder. The demand under oath shall be directed to the corporation at its registered office in Delaware or at its principal place of business.

7.2 INSPECTION BY DIRECTOR. Any director shall have the right to examine the corporation's stock ledger, a list of its stockholders and its other books and records for a purpose reasonably related to his or her position as a director. The Court of Chancery in Delaware is hereby vested with the exclusive jurisdiction to determine whether a director is entitled to the inspection sought. The Court may summarily order the corporation to permit the director to inspect any and all books and records, the stock ledger, and the stock list and to make copies or extracts therefrom. The Court may, in its discretion, prescribe any limitations or conditions with reference to the inspection, or award such other and further relief as the Court may deem just and proper.


                     VIII.  GENERAL MATTERS

8.1 RECORD DATE FOR PURPOSES OTHER THAN NOTICE AND VOTING. For purposes of determining the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any other lawful action, the board of directors may fix, in advance, a record date, which shall be not more than sixty (60) days before any such action. In that case, only stockholders of record at the close of business on the date so fixed are entitled to receive the dividend, distribution or allotment of rights, or to exercise such rights, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date so fixed, except as otherwise provided in the Certificate of Incorporation, by these Bylaws, by agreement or by law.

     If the board of directors does not so fix a record date, then the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the board adopts the applicable resolution or the sixtieth (60th) day before the date of that action, whichever is later.

8.2   CHECKS; DRAFTS; EVIDENCES OF INDEBTEDNESS.   From  time  to
time, the board
of directors shall determine by resolution which person or persons may sign or endorse all checks, drafts, other orders for payment of money, notes or other evidences of indebtedness that are issued in the name of or payable to the corporation, and only the persons so authorized shall sign or endorse those instruments.

8.3 CORPORATE CONTRACTS AND INSTRUMENTS; HOW EXECUTED. The board of directors, except as otherwise provided in these Bylaws, may authorize any officer or officers, or agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the corporation; such authority may be general or confined to specific instances. Unless so authorized or ratified by the board of directors or within the agency power of an officer, no officer, agent or employee shall have any power or authority to bind the corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or for any amount.

8.4   FISCAL  YEAR.    The fiscal year of this corporation  shall
begin on the first day of January of each year and end on the last day of December of the same year, or on such other days as the Board of directors shall determine by resolution.

8.5 STOCK CERTIFICATES. There shall be issued to each holder of fully paid shares of the capital stock of the corporation a certificate or certificates for such shares. Every holder of shares of the corporation shall be entitled to have a certificate signed by, or in the name of the corporation by the president or the chairman or a vice president, and by the treasurer or an assistant treasurer, or the secretary or an assistant secretary of such corporation representing the number of shares registered in certificate form. Any or all of the signatures on the certificate may be a facsimile. In case any officer who has signed or whose facsimile signature has been placed upon a certificate has ceased to be such officer before such certificate is issued, it may be issued by the corporation with the same effect as if he or she were such officer at the date of issue.

8.6 SPECIAL DESIGNATION ON CERTIFICATES. If the corporation is authorized to issue more than one class of stock or more than one series of any class, then the powers, the designations, the preferences, and the relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights shall be set forth in full or summarized on the face or back of the certificate that the corporation shall issue to represent such class or series of stock; provided, however, that, except as otherwise provided in Section 202 of the General Corporation Law of Delaware, in lieu of the foregoing requirements there may be set forth on the face or back of the certificate that the corporation shall issue to represent such class or series of stock a statement that the corporation will furnish without charge to each stockholder who so requests the powers, the designations, the preferences, and the relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights.

8.7 LOST CERTIFICATES. The corporation may issue a new share certificate or new certificate for any other security in the place of any certificate theretofore issued by it, alleged to have been lost, stolen or destroyed, and the corporation may require the owner of the lost, stolen or destroyed certificate or the owner's legal representative to give the corporation a bond (or other adequate security) sufficient to indemnify it against any claim that may be made against it (including any expense or liability) on account of the alleged loss, theft or destruction of any such certificate or the issuance of such new certificate. The board of directors may adopt such other provisions and restrictions with reference to lost certificates, not inconsistent with applicable law, as it shall in its discretion deem appropriate.

8.8 CONSTRUCTION; DEFINITIONS. Unless the context requires otherwise, the general provisions, rules of construction, and definitions in the General Corporation Law of Delaware shall govern the construction of these Bylaws. Without limiting the generality of this provision, the singular number includes the plural, the plural number includes the singular, and the term "person" includes both a corporation and a natural person.

8.9 PROVISIONS ADDITIONAL TO PROVISIONS OF LAW. All restrictions, limitations, requirements and other provisions of these Bylaws shall be construed, insofar as possible, as supplemental and additional to all provisions of law applicable to the subject matter thereof and shall be fully complied with in addition to the said provisions of law unless such compliance shall be illegal.

8.10 PROVISIONS CONTRARY TO PROVISIONS OF LAW. Any article, section, subsection, subdivision, sentence, clause or phrase of these Bylaws which upon being construed in the manner provided in Section 8.9 hereof, shall be contrary to or inconsistent with any applicable provisions of law, shall not apply so long as said provisions of law shall remain in effect, but such result shall not affect the validity or applicability of any other portions of these Bylaws, it being hereby declared that these Bylaws would have been adopted and each article, section, subsection, subdivision, sentence, clause or phrase thereof, irrespective of the fact that any one or more articles, sections, subsections, subdivisions, sentences, clauses or phrases is or are illegal.

8.11 NOTICES. Any reference in these Bylaws to the time a notice is given or sent means, unless otherwise expressly provided, the time a written notice by mail is deposited in the United States mails, with adequate postage prepaid for delivery as First Class Mail; or the time any other written notice is personally delivered to the recipient or is delivered to a common carrier for transmission, or actually transmitted by the person giving the notice by electronic means, to the recipient; or the time any oral notice is communicated, in person or by telephone or wireless, to the recipient or to a person at the office of the recipient who the person giving the notice has reason to believe will promptly communicate it to the recipient.


                         IX.  AMENDMENTS

     Subject to Section 6.7 hereof, the original or other Bylaws of the corporation may be adopted, amended or repealed by the stockholders entitled to vote; provided, however, that the corporation may, in its certificate of incorporation, confer the power to adopt, amend or repeal Bylaws upon the directors. The fact that such power has been so conferred upon the directors shall not divest the stockholders of the power, nor limit their power to adopt, amend or repeal Bylaws.
     Whenever an amendment or new bylaw is adopted, it shall be copied in the book of Bylaws with the original Bylaws, in the appropriate place. If any bylaw is repealed, the fact of repeal with the date of the meeting at which the repeal was enacted or the filing of the operative written consent(s) shall be stated in said book.
                    CERTIFICATE OF AMENDMENT      Exhibit 1.4(a)

                               OF

                  CERTIFICATE OF INCORPORATION

                               OF

                       INCULAB.COM, INC.


          INCUlAB.COM, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), does hereby certify as follows:

          FIRST: The Certificate of Incorporation of the Corporation was filed in the Office of the Secretary of State of the State of Delaware on the 24th day of August, 1999, pursuant to the General Corporation Law of the State of Delaware under the name of Incunet.com, Inc. A Certificate of Amendment of the Certificate of Incorporation effecting change in the name of the Corporation to its present name was filed in the Office of the Secretary of State of the State of Delaware on the 20th day of September, 1999.

          SECOND:   The  Certificate  of  Incorporation  of   the
Corporation is hereby amended:

               (i)    By  striking  Article  Fourth  in  its
               entirety and substituting in lieu thereof the following:

     AFOURTH: The Corporation is authorized to issue Fifty Five Million Shares in two classes of stock to be designated, respectively, Preferred Stock, par value $0.1 per share (APreferred@), and Common Stock, par value $0.001 per share (ACommon@). The total number of shares of Common that the Corporation shall have authority to issue is 50,000,000. The total number of shares of Preferred that the Corporation shall have authority to issue is 5,000,000. The Preferred may be issued from time to time in one or more series.

          Each outstanding share of Common will be entitled to such dividends, if any, as may be declared by the Board of Directors of the Corporation out of funds legally available therefor. Each outstanding share of Common is entitled to one vote on all matters submitted to a vote of stockholders except on matters which are required to be voted exclusively by holders of Preferred or any class of Preferred. In the event of liquidation, dissolution or winding up of the Corporation, each outstanding share of Common shall receive on a pro rata basis any assets remaining after provision for payment of creditors and after payment of any liquidation preference to any holder of Preferred.

          The  Corporation  shall  from  time  to  time   in
     accordance with the laws of the State of Delaware increase the authorized amount of its Common if at any time the number of shares of Common remaining unissued and available for issuance shall not be sufficient to permit the conversion of the Preferred.

          The Board of Directors is hereby authorized, subject to limitations prescribed by law and the provisions of this Article FOURTH, by resolution to provide for the issuance of Preferred in one or more series, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, privileges, preferences and relative participating, optional or other rights, if any, of the shares of each such series and the qualifications, limitations or restrictions thereof.

          The authority of the Board of Directors with respect to each series shall included, but not be limited to, determination of the following:

          A.    The number of shares constituting  that
          series (including an increase or decrease  in
          the  number of shares of any such series (but
          not  below the number of shares in any series
          then   outstanding)   and   the   distinctive
          designation of that series;

          B.    The dividend rate on the shares in that
          series,    whether   dividends    shall    be
          cumulative, and, if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends on shares of that series;

          C.    Whether  that series shall have  voting
          rights   (including  multiple  or  fractional
          votes per share) in addition to the voting rights provided by law, and, if so, the terms of such voting rights;

          D.     Whether   that   series   shall   have
          conversion privileges, and, if so, the terms and conditions of such privileges, including provision for adjustment of the conversion rate in such events as the Board of Directors shall determine;

          E. Whether or not the shares of that series shall be redeemable, and, if so, the terms and conditions of such redemption, including the date or dates upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption rates;

          F.   Whether that series shall have a sinking
          fund  or sinking funds for the redemption  or
          purchase  of shares of that series,  and,  if
          so, the terms and amount of such sinking fund
          or funds;
          G.    The rights of the shares of that series
          in  the  event  of voluntary  or  involuntary
          liquidation, dissolution or winding up of the
          Corporation,  and  the  relative  rights   of
          priority, if any, of payment of shares of that series; and

          H.    Any  other relative rights, preferences
          and limitations of that series.

          No holder of shares of the Corporation of any class, now or hereafter authorized, shall have any preferential or preemptive rights to subscribe for, purchase or receive any shares of the Corporation of any class, now or hereafter authorized, or any options or warrants for such shares, or any rights to subscribe for, purchase or receive any securities convertible to or exchangeable for such shares, which may at any time be issued, sold or offered for sale by the Corporation, except in the case of any shares of Preferred to which such rights are specifically granted by any resolution or resolutions of the Board of Directors adopted pursuant to this Article FOURTH.@

          (ii) By striking Article SIXTH in its entirety, and substituting in lieu thereof the following:

     ASIXTH: For the management of the business and for the conduct of the affairs of the Corporation, and in further definition, limitation and regulation of the powers of the Corporation, of its directors and of its stockholders or any class thereof, as the case may be, it is further provided that:

          A.    The management of the business and  the
          conduct  of  the  affairs of the  Corporation
          shall  be  vested in its Board of  Directors.
          The  number  of directors of this Corporation
          shall  be  not less than three (3)  nor  more
          than  eleven  (11).   The  exact  number   of
          directors  shall be fixed and may be  changed
          from   time   to  time,  within  the   limits
          specified  above,  by  an  amendment  to  the
          Bylaws duly adopted by the stockholders or by
          the  Board of Directors.  Any increase in the
          number  of  directors or any vacancy  in  the
          number  of  authorized  directors  shall   be
          filled by a vote of the majority of directors then in office.

          B.    In furtherance and not in limitation of
          the powers conferred by the laws of the State
          of   Delaware,  the  Board  of  Directors  is
          expressly authorized to make, alter, amend, or repeal the Bylaws of the Corporation.

          C. Advance notice of stockholder nomination for the election of directors and of any other business to be brought by stockholders before any meeting of stockholders of the Corporation shall be given in the manner provided in the Bylaws of the Corporation.

          D.     No  action  shall  be  taken  by   the
          stockholders of the Corporation except at  an
          annual   or   a   special  meeting   of   the
          stockholders  called in accordance  with  the
          Bylaws.  Special meetings of the stockholders
          may  be  called only by the Chairman  of  the
          Board of Directors of the Corporation, by the
          Chief  Executive Officer of the  Corporation,
          or  by  a vote of a majority of the Board  of
          Directors  of  the  Corporation.   No  action
          shall be taken by the stockholders by written consent.

     ASEVENTH: Meetings of stockholders may be held within or without the State of Delaware as the Bylaws may provide. The books of the Corporation may be kept (subject to any provision contained in the laws of the State of Delaware) outside of the State of Delaware at such place or places as may be designated from time to time by the Board of Directors or in the Bylaws of the Corporation.@

     AEIGHTH: To the fullest extent permitted by the General Corporation Law of the State of Delaware, as the same exists or as may hereafter be amended, no director of the Corporation shall be personally liable to the Corporation or to its stockholders for monetary damages for breach of fiduciary duty as a director.

          The Corporation shall indemnify, to the fullest extent permitted by law, any person made or threatened to be made a party to any action, suit or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that such person, or that person=s testator or intestate is or was a director, officer, agent or employee of the Corporation or any predecessor to the Corporation, or serves or served at any other enterprise as a director, officer, agent or employee at the request of the Corporation or any predecessor to the Corporation.

          The   Corporation   may  purchase   and   maintain
     insurance on behalf of any person who is or was a director, officer, agent or employee of the Corporation, or is or was serving at the request of the Corporation as a director, officer, agent or employee of another corporation, joint venture, partnership, trust or any other enterprise against any liability asserted against such person or incurred by such person in any such capacity, or arising out of the status of such person in such capacity, without regard to whether the Corporation would have authority to indemnify such person under the law of Delaware.

          Neither  any amendment nor repeal of this  Article
     EIGHTH, nor the adoption of any provision of the Corporation=s Certificate of Incorporation inconsistent with this Article EIGHTH, shall eliminate or reduce the effect of this Article EIGHTH with respect to any matter occurring, or any action or proceeding accruing or arising or that, but for this Article EIGHTH, would accrue or arise, prior to such amendment, repeal or adoption of an inconsistent provision.@
     ANINTH: The affirmative vote of not less than sixty six and two thirds (66 and 2/3rds%) percent in voting power of the stock issued and outstanding and entitled to vote generally in the election of directors, voting together as a single class, shall be required to alter, amend or repeal any provision hereof relating to (i) the amendment of this Certificate of Incorporation, of the Bylaws, or of both the Certificate of Incorporation and the Bylaws; (ii) the manner in which vacancies existing in the directors of the Corporation may be filled; and (iii) the manner in which annual or special meetings of stockholders may be called and actions which may be taken at any such meeting. Any other provision of this Certificate of Incorporation may be amended, altered, or repealed, and other provisions authorized by the laws of the State of Delaware at the time in effect may be added or inserted as prescribed by said laws at a regular or special meeting of the stockholders of the Corporation in accordance with the provisions of the Bylaws.@

          THIRD: The Corporation has received payment for its capital stock. The above amendment was duly adopted by the written consent of the Board of Directors and the written consent of a majority of the stockholders of the Corporation, respectively, in the manner prescribed by Sections 141 and 228 of the General Corporation Law of the State of Delaware, in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

          IN WITNESS WHEREOF, the Corporation has caused its corporate seal to be hereunto affixed and this Certificate to be signed by its officers thereunto duly authorized as of the ___ day of March, 2000.

Dated: March__, 2000

Attest:                            Inculab.com, Inc.


______________________________     By:___________________________
     Secretary                   Name: Joseph DeSena
                                      Title:   Vice President



                                          EXHIBIT 1.6(a)(iii)(D)

                       SECURITY AGREEMENT



     SECURITY AGREEMENT, dated as of _________, 2000 between

INITIO, INC., a Nevada corporation, having an address at 10 Henry

Street, Teterboro, New Jersey 07608 (the "Company"), INCULAB,

INC., a Delaware corporation, having an address at 40 Wall

Street, 59th Floor, New York, New York 10005, ("Inculab" and,

together with Company, the "Debtors") and the persons named on the signature page as the secured parties (the "Secured

Parties").

     WHEREAS, Debtors are parties to an Agreement and Plan of

Merger and Reorganization, dated July __, 2000 (the "Merger

Agreement");

     WHEREAS, pursuant to the Merger Agreement, the Company has effected a recapitalization pursuant to which it has issued Class

A Shares (as that term is defined in the Merger Agreement) to the

Secured Parties;

     WHEREAS, the Secured Parties have a limited right to require the Company to purchase all or a portion of their Class A Shares on the terms and conditions set forth in the Company's amended

Certificate of Incorporation;

     WHEREAS, the Debtors have agreed to provide a security

interest in all of their assets to secure the Sale Right (as that term is defined in the Merger Agreement);

     NOW, THEREFORE, for good and valuable consideration, the

receipt of which is hereby acknowledged, parties hereto agree as follows:

      1.  Definitions.  The following terms as used in this

Agreement shall have the meanings set forth below:



          (a)  The term "Liabilities" shall include any and all

indebtedness, obligations and liabilities of any kind of (i) the

Company to Secured Parties pursuant to the Sale Right held by the

Secured Parties by reason of  their ownership of their Class A

Shares; and (ii) Inculab to Secured Parties pursuant to its

guarantee of the Company's obligation pursuant to the Sale Right.

          (b)  The term "Collateral" shall mean all of the assets

and properties of Debtors, whether now or hereafter existing, ,

including without limitation, all of Debtors' right, title and interest into and under all present and future instruments,

securities, accounts, contract rights, chattel paper, documents and general intangibles, whether now owned or hereafter acquired,

and any and all proceeds and products of the foregoing, which property is, and shall at all times remain, free and clear of all liens, security interests, claims and encumbrances.



      2.  Creation of Security Interest.  As security for the

payment and satisfaction of all the Liabilities, each of the

Debtors hereby assigns, transfers, sets over and grants to

Secured Parties a security interest in and a general lien upon the Collateral.



      3.  Debtor's Books and Records.  Each of the Debtors

warrants, represents and covenants that the books and records relating to the Collateral are located at the principal place of business of such Debtor, as set forth above, and such Debtor will not change any of the same without prior written notice to

Secured Parties.



      4.  Debtors' Covenants.  At any time and from time to time,

upon the demand of Secured Parties, each Debtor at its own

expense will:  (a) deliver and pledge to Secured Parties,

indorsed and/or accompanied by such instruments of assignment and transfer in such form and substance as Secured Parties may

request, any and all instruments, documents, securities and/or chattel paper which are included in the Collateral as Secured

Parties may specify in their demand; (b) give, execute, deliver,

file and/or record any notice, statement, instrument, document,

agreement or other papers that may be necessary or desirable, or that Secured Parties may request, in order to create, preserve,

perfect, or validate any security interest granted pursuant

hereto or to enable each of the Secured Parties to exercise and enforce its rights hereunder or with respect to such security interest; (c) keep and stamp or otherwise mark any and all

documents and chattel paper and its individual books and records relating to inventory, accounts, chattel paper, securities and contract rights in such manner as Secured Parties may require;

and (d) permit representatives of Secured Parties at any time to inspect and make abstracts from such Debtor's books and records pertaining to the Collateral.  The right is expressly granted to

Secured Parties to execute and file one or more financing

statements under the Uniform Commercial Code with respect to any or all of the Collateral, signed only by Secured Parties, and indicating therein the types of, and describing the items of,

Collateral herein specified.



      5.  Property In Transit.  Any of the Collateral in the

possession of, in transit to, or set apart for Secured Parties or any of its agents, associates, affiliates, trustees or

participants shall be deemed to be subject to Secured Parties'

perfected security interest therein.



           6.  Events of Default.  The occurrence of any one or more of the following events shall constitute an event of default ("Default")

by both of the Debtors under this Collateral Agreement:  (a) if either Debtor shall fail to pay or perform any of the Liabilities when due; (b) if either Debtor shall become insolvent (however defined or evidenced) or commit an act of bankruptcy or make an assignment for the benefit of creditors, or make or send notice of an intended bulk transfer, or if there shall be convened a meeting of the creditors or principal creditors of either of the

Debtors or if a committee of creditors is appointed for either of them; (c) or if there shall be filed by or against either of the

Debtors any petition for any relief under the bankruptcy laws of the United States now or hereafter in effect or under any

insolvency, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction now or hereafter in effect

(whether at law or in equity), which shall remain undismissed for a period of 90 days; or (d) if any petition or application to any court or tribunal, at law or in equity, be filed by or against either of the Debtors for the appointment of any receiver or trustee for either of the Debtors or any part, of the property of either of them.  Upon the occurrence of any Default at any time thereafter, the Liabilities shall become immediately due and payable without notice or demand.



           7.  Rights and Remedies.  Prior to the occurrence of a Default,

the Debtors shall retain the right to sell, assign or transfer the Collateral in the ordinary course of business.  In order to effectuate the foregoing, the Secured Parties shall, upon request of the Debtors, execute and deliver such certificates as Debtors may reasonably require.  Upon Default hereunder, each of the

Debtors shall, at the request of Secured Parties and at such

Debtor's own cost and expense, assemble the Collateral at such place or places as Secured Parties designate in such request, and

Secured Parties shall have all rights and remedies provided by law, including those of a secured party under the Uniform

Commercial Code, in addition to the rights and remedies provided herein or in any other agreement between Debtors and Secured

Parties.  Debtors will be liable to Secured Parties for all

expenses (including expenses for legal services of every kind)

of, or incidental to, the enforcement of any of the provisions hereof or of any of the Liabilities, or any actual or attempted sale or lease or disposition or any exchange, enforcement,

collection, compromise or settlement of any of the Collateral or receipt of the proceeds thereof, and for the care of the

Collateral and defending or asserting the rights and claims of

Secured Parties in respect thereof, by litigation or otherwise,

and all such expenses shall be indebtedness and liabilities

included within the terms of this Agreement and the Liabilities.

Secured Party at any time, at its option, may apply the net cash receipts or collections from the Collateral to the payment of the

Liabilities in whatever order and amounts Secured Parties choose.



           8.  Attorney in Fact.  To effectuate the terms and provisions hereof, each of the Debtors hereby designates and appoints

Secured Parties and their designees or agents as attorney-in-fact of such Debtor, irrevocably and with power of substitution, with authority to receive, open and dispose of all mail addressed to such Debtor, to notify the post office authorities to change the address for delivery of mail addressed to such Debtor to such address as Secured Parties may designate; to endorse the name of such Debtor on any notes, acceptances, checks, drafts, money orders, instruments or other evidences of payment or proceeds of the Collateral that may come into Secured Parties' possession; to sign the name of such Debtor on any invoices, documents, drafts against and notices to account debtors of such Debtor,

assignments and requests for verification of accounts; to execute proofs of claim and loss; to execute any endorsements,

assignments or other instruments of conveyance or transfer; to adjust and compromise any claims under insurance policies; to execute releases; and to do all other acts and things necessary and advisable in the sole discretion of Secured Parties to carry out and enforce the Security Agreement.  All acts of said

attorney or designee are hereby ratified and approved and said attorney or designee shall not be liable for any acts of

commission or omission, nor for any error of judgment or mistake of fact or law.  This power of attorney being coupled with an interest is irrevocable while any of the Liabilities shall remain unpaid, provided however that this power of attorney may not be exercised by Secured Parties prior to a Default.



           9.  No Waiver; Cumulative Rights.  No delay on the part of

Secured Parties in exercising any power or right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any power or right hereunder preclude other or

further exercise thereof or the exercise of any other power or right.  The rights, remedies and benefits herein expressly

specified are cumulative and not exclusive of any rights,

remedies or benefits which Secured Parties may otherwise have.



           10. Amendments; Assignment; etc.  No provision hereof shall be modified or limited except by a written instrument expressly referring to this Agreement and to the provision so modified or limited.  This Agreement shall be binding upon the assigns and successors of each of the Debtors; and shall be construed

according to the laws of the State of New York.  Unless the

context otherwise requires, all terms used herein which are

defined in the Uniform Commercial Code shall have the meanings therein stated.



     6.   Representatives of the Secured Parties.  Each of the

Secured Parties hereby irrevocably constitutes and appoints

Martin Fox and Daniel DeStefano as his exclusive representatives to take all actions on his behalf in connection with this

Agreement, in their sole and absolute discretion, including but not limited to executing any consents or waivers in connection with, or any amendments to, this Agreement.

     7.   Jurisdiction:  Having negotiated the terms of this

Agreement in New York, the parties irrevocably consent and submit to the exclusive jurisdiction of the Supreme Court of the State of New York and the United States District Court for the Southern

District of New York and waive any objections based on venue or forum non conveniens with respect to any action instituted

therein arising under this Agreement and agree that any dispute with respect to any such matters shall be heard only in the

courts described above.



     8.   Counterparts.  This Agreement may be executed in one or

more counterparts, and by the different parties hereto in

separate counterparts, each of which when executed shall be

deemed to be an original but all of which taken together shall constitute one and the same agreement.



    IN WITNESS WHEREOF, the parties hereto have executed this

Agreement as of the date first written above.

                              INITIO, INC.


                              By:
                              , President



                              INCULAB, INC.


                              By:
                              Joseph DeSena, Vice President
                                   - Business Development



SECURED PARTIES:




Martin Fox




Daniel DeStefano



MARTIN FOX RETIREMENT TRUST


By:________________________________
_______
Martin Fox, Trustee



DANIEL DESTEFANO RETIREMENT TRUST

By:________________________________
_______
               Daniel DeStefano,
          Trustee



___________________________________
_______
          Marilyn DeStefano



SAMANTHA FOX TRUST


___________________________________
_______
          Martin Fox, Trustee



JOSHUA FOX TRUST


__________________________________________
          Martin Fox, Trustee



__________________________________________
Daniel DeStefano, as Custodian for Andriana DeStefano, Danielle
DeStefano and Dain Hamilton

                                               EXHIBIT 1.6(a)(ii)


          NEITHER THIS CERTIFICATE NOR ANY RIGHTS GRANTED OR ANY
          INTEREST EVIDENCED THEREBY IS TRANSFERABLE EXCEPT AS
          EXPRESSLY PROVIDED IN THIS CERTIFICATENo.____________Rights

     VALUE SUPPORT RIGHTS WITH RESPECT TOCOMMON SHARES OFINITIO,
          INC.(A Nevada Corporation)MANDATORILY REDEEMABLE AFTER 5:00 P.M. EASTERN TIME, ON [DATE WHICH IS SIX MONTHS AFTER] CLOSING OF PLAN OF MERGER AND REORGANIZATION] Initio, Inc., a Nevada corporation (the "Company"), hereby certifies that __________ (the "Registered Holder"), is the owner of [EQUAL TO NUMBER OF COMPANY SHARES] Value Support Rights ("Rights") with respect to the market price of Common Shares, par value $.01 per share, of the Company (the "Company Shares"), as represented by this Certificate, but subject to the
          terms set forth below:ARTICLE I    Rights.   The Rights
          have been issued to the Registered Holder pursuant to the Company's recapitalization relating to a reverse
          three-for-two stock split.ARTICLE II    Term.     On
          [DATE WHICH IS SIX MONTHS AFTER CLOSING OF PLAN OF MERGER AND REORGANIZATION] (the "Redemption Date"), each Right represented by this Certificate will, (a) if the Registered Holder remains a beneficial owner of Company Shares and (b) if and only to the extent such Rights have value according to their terms, entitle the Registered Holder to receive from the Company in redemption of such Right a consideration payable in Company Shares or, in the event of a Total Disposition (as defined below), such other property into which Company Shares were converted upon such Total Disposition ("Other Property"), equal in value to the Redemption Rate (as defined below).ARTICLE III
          Redemption Procedures.   Within 20 days after the
          Redemption Date, the Company shall compare a list of the beneficial owners of its Company Shares (including the number of Company Shares held by each such beneficial owner) on the Redemption Date, with a list of Registered Holders. The list of beneficial owners at the Redemption Date shall exclude any record owner or beneficial owner to the extent that such record owner or beneficial owner is acting in its capacity as a broker, dealer, bank or other similar institutional fiduciary. The Company and the Company Principal Shareholders shall have the right. by mutual agreement, to interpret the Value Support Rights and prescribe such additional procedures as they shall deem necessary or appropriate, and any action taken by them shall be final and binding on all persons. Any Registered Holder whose name appears on the Redemption Date list shall be entitled to receive the Redemption Rate (as defined below) applicable to the number of Company Shares owned by such Registered Holder on the Redemption Date or the number of Value Support Rights held by such Registered Holder, whichever is
          less.ARTICLE IV     Redemption.    (a)  If required,
          within 20 days following the Redemption Date, the Company shall make payment, with respect to this Certificate, by issuing Company Shares (or Other Property), to the Registered Holder at the last address of the Registered Holder on the books and records of
          the Company.   (b)  The Company Shares (or Other
          Property) shall be valued at the twenty-day average closing price for Company Shares (or, if there has been a Total Disposition, for such amount of the Other Property as one Company Share was converted to in the Total Disposition (the "Other Property Share Equivalent")) on Nasdaq, or such other market as shall then constitute the primary market for Company Shares (or such Other Property), during the twenty last consecutive trading days ending on the Redemption Date (the "20-Day Average"). (c) The Company Shares (or Other Property) shall be accompanied by a letter issued by the Company detailing the calculation of the Redemption Rate (defined in Section 5) and any Adjustments (defined in Section 7) as required.

               (d) A Registered Holder whose name does not appear on the Redemption Date list shall not be entitled to any Rights, notwithstanding that such Registered Holder may own or control this Certificate.

               (e) Within 20 days after the Redemption Date, the Company shall issue a press release with respect to the Rights containing at least the information required to be included in the letter referred to in Section 4(c). The Registered Holder shall have 110 days after the Redemption Date to notify the Company of any disagreement with its calculation. If the Registered Holder shall fail to so notify the Company within such period, the Company's calculation shall be final and binding on the Registered Holder.
               (f) The directors of the Company who are not the Company's Principal Shareholders shall have the right by majority vote to interpret the Rights and prescribe such additional procedures as they deem necessary or appropriate. Any such interpretation or prescription of procedures shall be final and binding on all persons.

          ARTICLE V Redemption Rate.         The value of each
          Right (the "Redemption Rate") shall, subject to adjustment as provided in section 7 below, be equal to the excess, if any, of $7.50 over the 20-Day Average, provided, however, that, if the average closing prices per share of Company Shares (or for the Other Property Share Equivalent) is $13.50 (as adjusted pursuant to section 7 below) or more for (a) at least 10
          consecutive trading days or (b) 25 trading days in total (whether consecutive or not) on Nasdaq during the period beginning on the date of this Certificate and ending on the Redemption Date (the "Performance Period"), the Rights shall have no value and shall be automatically canceled as to all Registered Holders and authorized transferees and the Company shall have no liability under this Certificate.
     6. Total Disposition. "Total Disposition" means (i) one or more mergers, consolidations or other business combinations including, without limitation, a tender offer, involving the Company after giving effect to which no Company Shares shall remain outstanding or registered under the Securities Exchange Act of 1934, as amended, (ii) a sale, transfer or other disposition in one or a series of transactions, of all or substantially all of the assets of the Company, or
          (iii) a reclassification of Company Shares as the capital stock of any other person (except that a transaction wherein the Company is reincorporated under the laws of a different state, but its capital structure is otherwise unchanged, shall not be deemed a
          Total Disposition).7.    Adjustments.   (a)  If, at any
          time during the Performance Period, the Company shall pay or make a dividend or other distribution with respect to Company Shares (including by way of reclassification of any Company Shares) in additional Company Shares, the Redemption Rate shall be calculated by multiplying the Redemption Rate otherwise determined in accordance with section 4 above by a fraction, (i) of which the numerator shall be the sum of the number of Company Shares outstanding at the close of business on the date fixed for such determination, excluding the effect of such dividend or distribution, plus the total number of Company Shares constituting such dividend or other distribution, and (ii) of which the denominator shall be the number of Company Shares outstanding at the close of business on the date fixed for such determination, excluding the effect of such dividend or distribution. (b) In the event that, at any time during the Performance Period, all Company Shares outstanding shall be subdivided or split into a greater number of Company Shares, the amounts used to calculate the Redemption Rate in accordance with section 4 shall be proportionately decreased, and, conversely, in the event that, during such period, all outstanding Company Shares shall be combined into a lesser number of Company Shares, the amounts used to calculate the Redemption Rate in accordance with section 4 above
          shall be proportionately increased.     (c)  For the
          purposes of this section 7, the number of Company Shares at any time outstanding shall not include shares held in the treasury of the Company and the number of shares constituting any such dividend or other distribution shall not include shares represented by cash issued in lieu of fractional Company Shares.8.
          Replacement of Certificates.       Prior to the
          Redemption Date, upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Certificate and (in the case of loss, theft or destruction) upon delivery of an indemnity agreement (with surety if reasonably required) in an amount reasonably satisfactory to the Company, or (in the case of mutilation) upon surrender and cancellation this Certificate, the Company will issue, in lieu thereof, a new Certificate of like tenor.9. No Transfers, etc. (a) The Company and the transfer agent will maintain a register containing the names and addresses of the Registered Holders of this Certificate. Any Registered Holder may change its, his or her address as shown on the rights register by written notice to the Company and the transfer agent requesting such change. (b) The Rights represented by this Certificate shall not be transferable by the Registered Holder and shall be redeemed only in favor of the Registered Holder, except as expressly provided in this section 9(b). The Rights represented by this Certificate shall not be assigned, pledged or hypothecated in any way (other than by will or by the laws of descent and distribution or by operation of law prior to the Redemption Date) and shall not be subject to execution, attachment or similar process. In the event of a permitted transfer prior to the Redemption Date, the transferee must give notice to the Company of such permitted transfer and provide such other documents as the Company shall reasonably require to assure compliance with this section. Any attempted transfer, assignment, pledge, hypothecation or other disposition of this Certificate or of any Rights granted hereunder contrary to the provisions of this section, or the levy of any attachment or similar process upon this Certificate or any Rights granted
          thereby, shall be null and void.10.     Mailing of
          Notices, etc.       All notices and other
          communications from the Company to the Registered Holder with respect to this Certificate or any Rights granted thereby shall be mailed by first-class certified or registered mail, postage prepaid, to the address furnished to the Company and the transfer agent in writing by the Registered Holder of this Certificate. All notices and other communications from the Registered Holder of this Certificate or in connection herewith to the Company shall be mailed by first-class certified or registered mail, postage prepaid, to the Company at
          ____________________________.11.   No Rights as
          Stockholder.   The Registered Holder of this Right
          shall not have or exercise any rights as a stockholder of the Company by virtue of this Certificate or any
          Rights granted thereby.12.    Governing Law.      This
          Certificate and the Rights granted thereby shall be governed by and construed in accordance with the laws of the State of Nevada without regard to its conflict
          of law rules.13.    Acceleration of Liability and
          Liquidation of Damages. Unless earlier canceled pursuant to the provisions in section 4 of this Certificate, the Rights shall mature and become immediately payable upon (i) the filing by the Company of a voluntary petition for relief in bankruptcy or
          (ii) the filing of an involuntary petition against the Company for relief in bankruptcy by three or more creditors (the "Accelerated Redemption Date"). Notwithstanding anything provided in the previous sentence, in the event that the Company obtains an order dismissing such involuntary petition from the bankruptcy court in which the involuntary filing is made within ninety (90) days from the filing of the involuntary petition, the Redemption Date shall automatically be reinstated as the date upon which the Rights shall mature and become payable. Upon the Accelerated Redemption Date the Rights shall be immediately payable in cash as a fully liquidated claim in the amount of $5.00 per Right, except to the extent provided in the second sentence of this section 13. INITIO, INC.
          By:___________________________
          (Title)


                                                      Exhibit 5.7


                     FOR IMMEDIATE RELEASE


Contact:  Martin Fox, CEO
          (201) 462 - 9000


         INITIO ANNOUNCES MERGER AGREEMENT WITH INCULAB

New Merged Entity to Pursue Early Stage Financing and Launch Sup port for High Tech Companies

Teterboro, NJ(July 20, 2000) - Initio, Inc. (Nasdaq - INTO) today announced the execution of a merger agreement with Inculab, Inc.,

a privately held corporation.



     After giving effect to the merger and a 3-for-2 reverse

split of Initio's shares, the holders of Initio shares will hold approximately 10% of the shares of the merged entity and the former holders of Inculab shares will hold approximately 90% of the shares of the merged entity.  Concurrently with the closing of merger, 1,000,000 Initio shares (pre-split) will be sold in a private transaction by Initio's principal shareholders, Martin

Fox and Daniel DeStefano, and certain related entities for $3.00 per share.  These shareholders will retain approximately 1.3 million Initio shares (pre-split), which will be exchanged for

Class A shares with the limited right to sell those shares to the

Company at $5.00 (pre-split) per share on the first anniversary of the closing of the merger.  The other shareholders will

receive a value support certificate which will give them certain rights to receive additional shares of Initio under certain

circumstances six months after the closing of the merger for no additional consideration.  The value support certificates are intended to provide these shareholders with value of $7.50 per share (post-split).



     The merger is subject to a number of conditions, including approval by the Initio Board of Directors after receipt of a fairness opinion from an investment banking firm and the

recommendation of a special committee of independent director.

The merger is also subject to the approval of a majority of

Initio's shareholders, other than Mr. Fox, Mr. DeStefano and certain other related shareholders.



     Since selling its principal operating assets last year,

Initio has been seeking a suitable merger partner.



     Inculab provides early stage companies with seed capital,

business guidance, web strategy development and an array of

operational services including office space.  By providing a turnkey business development solution, Inculab enables

entrepreneurs to concentrate on quickly and effectively building their businesses.  Inculab is in the process of building a high tech launch center in Manhattan.



     This press release contains forward-looking statements.

Actual results could differ materially from those projected in the forward-looking statements.  Additional information

concerning factors that could cause actual results to differ materially from those in the forward-looking statements is

contained under the heading of Risk Factors listed from time to time in the Company's filings with the Securities and Exchange

Commission.






                                                   EXHIBIT 7.2(c)

                                 , 2000


Inculab, Inc.
40 Wall Street
New York, New York  10005

Ladies and Gentlemen:

          We have acted as counsel to Jupiter Corp., a Nevada corporation (the "Company"), and Jupiter Acquisition Corp., a Delaware corporation ("Merger Sub"), in connection with the execution and delivery of the (i) Agreement and Plan of Merger and Reorganization, dated as of July __, 2000 (the "Merger Agreement"), among the Company, Merger Sub, Saturn Corp., a Delaware corporation ("Saturn"), certain shareholders of the Company and certain shareholders of Saturn and (ii) other instruments, documents and agreements executed and delivered by the Company and Merger Sub pursuant to the Merger Agreement (collectively referred to herein, together with the Merger Agreement, as the "Merger Documents").

          This opinion is given pursuant to Section 7.2(c) of the Merger Agreement. Capitalized terms not otherwise defined have the meanings assigned to them in the Merger Agreement.

          We have examined originals or copies, certified or otherwise identified to our satisfaction, of all such records of the Company and Merger Sub, agreements and other instruments, certificates of officers of the Company and Merger Sub, certificates of public officials and other documents which we have deemed necessary as a basis for the opinions hereinafter expressed. In rendering this opinion, we have assumed the genuineness of all signatures (other than those on behalf of the Company and Merger Sub), the authenticity of all documents submitted to us as originals, and the conformity to the originals of all documents submitted to us as certified, conformed or photostatic copies.

          We have not been asked to pass upon the power and authority to enter into the Merger Agreement of any party other than the Company and Merger Sub or to effect the transactions contemplated thereby and, for the purposes of this opinion, we are assuming without investigation that (i) Saturn has all requi site power and authority and has taken all necessary corporate action to enter into the Merger Agreement and to effect such transactions and (ii) that each of the Merger Documents has been duly executed and delivered by and is valid and binding on and enforceable against, all parties thereto other than the Company and Merger Sub.

          Based on the foregoing and upon such investigation of law as we have deemed necessary, it is our opinion that:

          1. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada. Merger Sub is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. Each of the Company and Merger Sub has the corporate power and corporate authority to own, lease and operate its property and to carry on their respective businesses as now conducted.

          2. The Company and Merger Sub each has the corporate power and corporate authority to enter into, execute, deliver and perform its obligations under the terms of each of the Merger Documents to which it is a party and to incur the obligations provided for therein. The execution, delivery and performance of each of the Merger Documents has been duly authorized by all necessary corporate action on the part of the Company and Merger Sub. Each officer of the Company and Merger Sub executing the Merger Documents has been duly authorized to execute and deliver the Merger Documents on behalf of the Company and Merger Sub.

          3. Each Merger Document has been duly executed and delivered by the Company and Merger Sub and constitutes the valid and legally binding obligation of the Company and Merger Sub.
The Merger Documents are enforceable against the Company and Merger Sub in accordance with their respective terms (a) except as such enforcement may be limited by bankruptcy, fraudulent conveyance, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally; and (b) subject to general principles of equity, regardless of whether such enforceability is considered in a proceeding in equity or at law.

          4. Upon the filing of the Certificate of Merger in accordance with the DGCL, the Merger will be consummated in accordance with the Merger Documents and applicable law.

          5. No state or federal law or regulation requires any consent or waiver of, filing with, authorization, approval or other action by any federal, state or other governmental authority or regulatory body, which has not already been obtained or done, and which is required in connection with the execution, delivery and performance by the Company and Merger Sub of any of the Merger Documents or is required as a condition to the validity or enforceability of any of the Merger Documents. To the best of our knowledge, no consent or waiver of, filing with, authorization, approval or other action by any shareholder or any other person, which has not already been obtained or done, is required in connection with the execution, delivery and performance by the Company and Merger Sub of any of the Merger Documents or is required as a condition to the validity or enforceability of any of the Merger Documents.

          6. The execution, delivery and performance of the Merger Documents by the Company and Merger Sub does not
(a) conflict with, constitute an event of default under, or result in a breach or violation of the general corporation laws of the State of Delaware and the federal laws of the United States and (b) result in a breach or violation of the Certificate of Incorporation or By-Laws of the Company and Merger Sub as currently in effect. To the best of our knowledge, the execution, delivery and performance of the Merger Documents by the Company and Merger Sub will not (a) result in a violation of any judgment, order, writ, injunction or decree and (b) result in the creation of any lien or other encumbrance on any of the assets or capital stock of either the Company or Merger Sub.

          We are members of the Bar of the State of New York and do not purport to be experts in the laws of any jurisdiction other than the laws of the State of New York, the General Corporation Law of the State of Delaware and the federal law of the United States. Accordingly, we express no opinion herein as to the laws of any jurisdiction other than the State of New York and the United States. To the extent that this opinion expresses an opinion with respect to the laws of Nevada, such opinion is based exclusively on the attached opinion of Hale Lane Peek Dennison Howard & Anderson attached hereto.

          This opinion is rendered solely for your benefit. The opinion set forth herein may not be relied upon by any other person without our prior written consent.

                              Very truly yours,







ANB/mg


                                                   EXHIBIT 7.3(b)

                                 , 2000


Initio, Inc.

        , New Jersey

Gentlemen:

          We have acted as counsel to Inculab, Inc.,(the "Company"), a Delaware corporation, in connection with the execution and delivery of (i) the Agreement and Plan of Merger and Reorganization, dated as of July __, 2000 (the "Merger Agreement"), among the Company, Saturn Acquisition Corp., a Delaware corporation ("Merger Sub"), and Initio, Inc., a Nevada corporation ("Initio"), certain shareholders of the Company and certain shareholders of Initio, and (ii) other instruments, documents and agreements executed and delivered by the Company and Merger Sub pursuant to the Merger Agreement (collectively referred to herein, together with the Merger Agreement, as the "Merger Documents").

          This opinion is given pursuant to Section 7.3(b) of the Merger Agreement. Capitalized terms not otherwise defined have the meanings assigned to them in the Merger Agreement.

          We have examined originals or copies, certified or otherwise identified to our satisfaction, of all such records of the Company, agreements and other instruments, certificates of officers of the Company, certificates of public officials and other documents which we have deemed necessary as a basis for the opinions hereinafter expressed. In rendering this opinion, we have assumed the genuineness of all signatures (other than those on behalf of the Company, the authenticity of all documents submitted to us as originals, and the conformity to the originals of all documents submitted to us as certified, conformed or photostatic copies.

          We have not been asked to pass upon the power and authority either to enter into the Merger Agreement of any party other than the Company or to effect the transactions contemplated thereby and, for the purposes of this opinion, we are assuming without investigation that (i) Initio and Merger Sub each has all requisite power and authority and each has taken all necessary corporate action to enter into the Merger Agreement and to effect such transactions, and (ii) that each of the Merger Documents has been duly executed and delivered by and is valid and binding on and enforceable against, all parties thereto other than the Company.

          Based on the foregoing and upon such investigation of law as we have deemed necessary, it is our opinion that:

          1. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. The Company has the corporate power and corporate authority to own, lease and operate its property and to carry on its business as now conducted.

          2. The Company has the corporate power and corporate authority to enter into, execute, deliver and perform its obligations under the terms of each of the Merger Documents to which it is a party and to incur the obligations provided for therein. The execution, delivery and performance of each of the Merger Documents has been duly authorized by all necessary corporate action on the part of the Company. Each officer of the Company executing the Merger Documents has been duly authorized to execute and deliver the Merger Documents on behalf of the Company.

          3. Each Merger Document has been duly executed and delivered by the Company and constitutes the valid and legally binding obligation of the Company. The Merger Documents are enforceable against the Company in accordance with their respective terms (a) except as such enforcement may be limited by bankruptcy, fraudulent conveyance, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally; and (b) subject to general principles of equity, regardless of whether such enforceability is considered in a proceeding in equity or at law.

          4. Upon the filing of the Certificate of Merger in accordance with the DGCL, the Merger will be consummated in accordance with the Merger Documents and applicable law.

          5. No state or federal law or regulation requires any consent or waiver of, filing with, authorization, approval or other action by any federal, state or other governmental authority or regulatory body, which has not already been obtained or done, and which is required in connection with the execution, delivery and performance by the Company of any of the Merger Documents or is required as a condition to the validity or enforceability of any of the Merger Documents. To the best of our knowledge, no consent or waiver of, filing with, authorization, approval or other action by any shareholder or any other person, which has not already been obtained or done, is required in connection with the execution, delivery and performance by the Company of any of the Merger Documents or is required as a condition to the validity or enforceability of any of the Merger Documents.

          6. The execution, delivery and performance of the Merger Documents by the Company does not (a) conflict with, constitute an event of default under, or result in a breach or violation of the general corporation laws of the State of Delaware and the federal laws of the United States, and
(b) result in a breach or violation of the Certificate of Incorporation or By-Laws of the Company as currently in effect. To the best of our knowledge, the execution, delivery and perfor mance of the Merger Documents by the Company will not (y) result in a violation of any judgment, order, writ, injunction or decree, and (z) result in the creation of any lien or other encumbrance on any of the assets or capital stock of the Company.

          We are members of the Bar of the State of New York and do not purport to be experts in the laws of any jurisdiction other than the laws of the State of New York, the General Corporation Law of the State of Delaware and the federal law of the United States. Accordingly, we express no opinion herein as to the laws of any jurisdiction other than the State of New York and the United States.

          This opinion is rendered solely for your benefit. The opinion set forth herein may not be relied upon by any other person without our prior written consent.

                              Very truly yours,







                                                   Exhibit 7.3(c)
                      CONSULTING AGREEMENT



               AGREEMENT made the ____ day of _________, 2000 by

and between INITIO, INC. (the "Company"), a Nevada corporation having an office at _________________________________________,

and Fox DeStefano & Associates LLC ("Consultant"), a Nevada

limited liability corporation having an office at 10 Henry

Street, Teterboro, New Jersey 07608.

                      W I T N E S S E T H:

          WHEREAS, the Company and Inculab, Inc. are parties to

an Agreement and Plan of Merger and Reorganization dated as of

July __, 2000 (the "Merger Agreement");

          WHEREAS, the Company desires to secure the consulting

services of Consultant and Consultant desires to provide such services to the Company.

          NOW THEREFORE, in consideration of the mutual promises

contained herein, the parties agree as follows:

          1.  Term and Performance.  For the period beginning on

the date of this Agreement and ending on December 31, 2004,

Consultant hereby agrees that it will provide to the Company services (the "Consulting Services") which shall consist of the advice and services of Martin Fox ("Fox") and Daniel DeStefano

("DeStefano"), reasonably requested by the Company relating to the management of Initio, Inc. and its subsidiaries.  This

Agreement shall terminate in the event of the death or physical or mental incapacity of both Fox and DeStefano, provided that such incapacity shall continue for a consecutive period of 120 days and shall prevent Fox or DeStefano, as the case may be, from performing this Agreement.  The Consultant shall be generally available to the Company during normal business hours.

          2.  Compensation.  As compensation for the performance

of the Consulting Services, Consultant shall receive Six Thousand

Dollars ($6,000.00) on the first day of each calendar month

(prorated with the respect to the first month of this Agreement if the Closing under the Merger Agreement does not take place on the first day of a month) until December 31, 2004 for up to 40 hours per month of consulting services.  In the event the Company desires additional consulting services above the 40 hours,

Company will be billed at the rate of $200.00 per hour for each hour (or part thereof) devoted by either of Fox or DeStefano upon the request of the Company.  The Company will pay for the

Consulting Services within five days after being billed therefore by Consultant.

          3.  Expenses.  In the event the Company desires that

Consultant consult on a specific project, the Company shall pay or reimburse Consultant for all reasonable travel, hotel and other business expenses incurred in the performance of

Consultant's duties on such specific project.  The Company shall make such payment promptly after submission of appropriate

vouchers and other supporting data.

          4.  Offices.  From the date hereof until December 31,

2004, the Company shall provide office space to Consultant at the

Company's facility located at 10 Henry Street, Teterboro, New

Jersey 07608, or such other location within New Jersey as the

Company shall determine, together with telephone and related services, as needed, which shall include services of two

assistants which will be provided without cost to Consultant.

          5.  Automobiles.  From the date hereof until December

31, 2004, the Company shall pay all usual costs and expenses to operate and maintain two automobiles for the use of Consultant.

          6.  Confidential Information.  Consultant shall hold in

strict confidence and shall not use or otherwise publicly

disclose, and shall cause its officers, attorneys, accountants and other representatives to hold in strict confidence and not to use or publicly disclose, all information furnished or made

available by the Company which the Company indicates in advance is confidential, other than information which is or becomes

publicly available or otherwise in the public domain.  Upon the termination of this Agreement, Consultant shall, upon request,

return to the Company all written information so furnished and all copies thereof and extracts therefrom.

          7.   Representations.  Consultant represents and

warrants to and agrees with the Company that neither the

execution nor performance by Consultant of this Agreement is prohibited by or constitutes or will constitute, directly or indirectly, a breach or violation of, or will be adversely

affected by, any written or other agreement to which Consultant is or has been a party or by which it is bound.

          8.   Miscellaneous.

               (a)  Notices.  Except as otherwise provided

herein, all notices under this Agreement shall be in writing and shall be deemed to have been duly given if personally delivered against receipt or if mailed by first class registered  or

certified mail, return receipt requested, addressed to the

Company or to Consultant at their respective addresses set forth on the first page of this Agreement, or to such other person or address as may be designated by like notice hereunder.  Any such notice shall be deemed to have been given on the day delivered,

if personally delivered, or on the second day after the date of mailing if mailed.

               (b)  Parties in Interest.  This Agreement shall be

binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective heirs, legal

representatives, successors and, in the case of the Company,

assigns, but no other person shall acquire or have any rights under or by virtue of this Agreement, and the obligations of

Consultant under this Agreement may not be assigned or delegated.

               (c)  Governing Law; Severability.  This Agreement

shall be governed by and construed and enforced in accordance with the laws and decisions of the State of Nevada applicable to contracts made and to be performed therein without giving effect to the principles of conflict of laws.  The invalidity or

unenforceability of any other provision of this Agreement, or the application thereof to any person or circumstance, in any

jurisdiction shall in no way impair, affect or prejudice the balance of this Agreement, which shall remain in full force and effect, or the application thereof to other persons and

circumstances.

               (d)  Entire Agreement; Modification; Waiver;

Interpretation.  This Agreement contains the entire agreement and understanding between the parties with respect to the subject matter hereof and supersedes all prior negotiations and oral understandings, if any.  Neither this Agreement nor any of its provisions may be modified, amended, waived, discharged or

terminated, in whole or in part, except in writing signed by the party to be charged.  No waiver of any such provision or any breach of or default under this Agreement shall be deemed or shall constitute a waiver of any other provision, breach or

default.  All pronouns and words used in this Agreement shall be read in the appropriate number and gender, the masculine,

feminine and neuter shall be interpreted interchangeably and the singular shall include the plural and vice versa, as the

circumstances may require.



               IN WITNESS WHEREOF, the parties have duly executed

this Agreement as of the date first above written.



                              INITIO, INC.


                              By:___________________________
                                                     (Title)



                              FOX DESTEFANO & ASSOCIATES LLC


                              By:___________________________
                                    Martin Fox, President



                                                   Exhibit 7.3(d)

                         VOTING AGREEMENT


          AGREEMENT dated as of the ____ day of ________, 2000 by

and between INCULAB, INC., having an office at Trump Building, 40

Wall Street, 59th Floor, New York, New York 10005  ("Inculab"), and

the persons and entities set forth on the signature page hereof

(collectively hereinafter referred to as the "Inculab Principal

Shareholders").

          WHEREAS, the Inculab Principal Shareholders will have

sole or shared voting power over the common shares, $.01 par value per share ("Common Shares"), of Initio, Inc. (the "Company") as more specifically set forth in Exhibit A attached hereto upon the consummation of the transactions provided for in the Agreement and

Plan of Merger and Reorganization dated as of July __, 2000 by and among Initio, Inc., Inculab, Inc. and Certain Shareholders (the

"Merger Agreement"); and

          WHEREAS, the execution of this Agreement by the parties

hereto is a condition precedent to the consummation of the

transactions provided for in the Merger Agreement.

          NOW, THEREFORE, in consideration of the mutual promises

contained herein, the parties hereto agree as follows:

          1.  Voting by Principal Shareholders.

          Each of the Inculab Principal Shareholders agrees that,

so long as the persons and entities set forth on Exhibit B attached hereto (the "Initio Shareholders") shall own any Shares (as that term is defined in the Merger Agreement), each of the Inculab

Principal Shareholders shall vote all of its Common Shares, whether now owned or hereafter acquired, for the election as director of the Company of the two designees of Initio Shareholders at any meeting of the Company's shareholders at which such designee shall be nominated as a director.  Without limiting the generality of the foregoing, the Inculab Principal Shareholders agree to execute and deliver any and all documents, agreements and instruments,

including, without limitation, proxies, as the Initio Shareholders shall reasonably request so that the designees of the Initio

Shareholders shall, at all times while the Initio Shareholders own

Shares, be directors of the Company.

          2.  Transfer of Common Shares to Affiliates.  During the

term of this Agreement, neither the Inculab Principal Shareholders nor any other person who shall become a party to or bound by this

Agreement shall transfer any Common Shares, whether now or

hereafter acquired by it, without first obtaining the written agreement of such affiliate to be bound by and subject to the terms and conditions of this Agreement, with the same force and effect as if such person were named as a party to this Agreement or as a

Inculab Principal Shareholder hereunder or (ii) pursuant to a registration statement without the prior written approval of the

Initio Shareholders, which approval shall not be unreasonably withheld.

          3.  Violation of Agreement; Consent to Injunctive Relief.

Each of the Inculab Principal Shareholders recognizes and agrees that any violation of any of his obligations set forth in this

Agreement would cause irreparable damage which could not be

compensated by monetary damages.  Accordingly, in the event of any breach of a Inculab Principal Shareholder's obligations under this

Agreement, such Inculab Principal Shareholder consents to the entry of injunctive relief by a court of competent jurisdiction

restraining any such violation or threatened violation in addition to any other remedies available at law or in equity.

          4.  Representations.  Each of the Inculab Principal

Shareholders represents and warrants that, at the date hereof, he or it is the sole record and beneficial owner of the Common Shares set forth opposite his or its name on Exhibit A to this Agreement.

          5.  Further Assurances.  From and after the date of this

Agreement, the parties hereto shall from time to time, at the request of any other party and without further consideration, do,

execute and deliver, or cause to be done, executed and delivered,

all such further acts, things and instruments as may be reasonably requested or required more effectively to evidence and give effect to the transactions provided for in this Agreement.

          6.  Notices.  All notices, requests, demands and other

communications required or permitted under this Agreement shall be in writing and shall be deemed to have been duly given if

personally delivered or if mailed by first class registered or certified mail return receipt requested, or by first class mail or overnight courier if received, addressed to the parties at their respective addresses set forth on the first page of this Agreement,

or to such other person or address as may be designated by like notice hereunder.

          7.  Modifications.  This Agreement may not be modified or

discharged orally, but only in writing duly executed by the party to be charged.

          8.  Successors and Assigns.  All the covenants,

stipulations, promises and agreements in this Agreement shall bind the parties' respective heirs, successors and assigns, whether so expressed or not.

          9.  Headings.  The headings of the various sections of

this Agreement are for convenience of reference only and shall in no way modify any of the terms or provisions of this Agreement.



              [This space intentionally left blank.]

          10.  Governing Law.  This Agreement shall be governed by

and construed in accordance with the laws of the State of Nevada applicable to instruments made and to be performed entirely within such State.

          11.  Counterparts.  This Agreement may be executed in two

or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same document.


          IN WITNESS WHEREOF, the parties have duly executed this

Agreement as of the date and year first above written.


                              INCULAB, INC.


                              By:
                                   Joseph DeSena, Vice President
                                   - Business Development

                              MOLINARI FAMILY PARTNERSHIP, LP


                              By:
                                 Vincent Molinari, General Partner

                              GLOBAL LINK (CHINA) COMPANY LIMITED


                              By:
                                       John Fung, President




                                         Joseph DeSena


I:\INIT\80039IM3.019
                             EXHIBIT A

                                to

                         VOTING AGREEMENT



                      Principal Shareholders


                                      No. of                %
         Name                         Shares            Ownership

Molinari Family Partnership, L.P.
Global Link (China) Company Limited
Joseph DeSena















I:\INIT\80039IM.019
                             EXHIBIT B

                                to

                         VOTING AGREEMENT



                        Initio Shareholders



                           Name

                 (1)Daniel DeStefano

                 (1)Daniel DeStefano
                 Retirement Plan Trust
                 Trustee:  Daniel DeStefano

                 DeStefano Children Trust
                 c/o John McConeghy
                 42 Sterling Lane
                 Wayne, New Jersey 07470
                 Trustees:  John McConeghy
                            Alfred DeStefano

                 (1)Martin Fox

                 (1)Martin Fox Retirement Plan Trust

                 (1)Samantha Fox Trust
                    Trustees:  Martin Fox,
                    Rita Fox, Melvyn I. Weiss

                 (1)Joshua Fox Trust
                    Trustees:  Martin Fox,
                    Rita Fox, Melvyn I. Weiss





I:\INIT\80039IM3.019
_______________________________
     (1) The address for these individuals and entities is c/o Initio, Inc., 10 Henry Street, Teterboro, New Jersey 07608.



                       AGREEMENT AND PLAN

                  OF MERGER AND REORGANIZATION





                          BY AND AMONG



                          INITIO, INC.

                    SATURN ACQUISITION CORP.,

                          INCULAB, INC.

                               AND

                      CERTAIN SHAREHOLDERS











                       TABLE OF CONTENTS

ARTICLE ITHE MERGER                                             2
     SECTION 1.2    Effective Time                              2
     SECTION 1.3    Effect of the Merger                        2
     SECTION 1.4    Certificate of Incorporation; By-Laws       2
     SECTION 1.5    Directors and Officers                      3
     SECTION 1.6    Company Recapitalization                    3
     SECTION 1.7    Effect on Capital Stock                     5
     SECTION 1.8    Exchange of Certificates                    5
     SECTION 1.9    No Further Transfers of Inculab Shares      5
     SECTION 1.10   Lost, Stolen or Destroyed Certificates      5

ARTICLE IIREPRESENTATIONS AND WARRANTIESOF THE COMPANY AND MERGER SUB 6

ARTICLE IIIREPRESENTATIONS AND WARRANTIES OF INCULAB            6

ARTICLE IVREPRESENTATIONS AND WARRANTIESOF THE PRINCIPAL
     SHAREHOLDERS                                               6

ARTICLE V AGREEMENTS PENDING THE MERGER                         6
     SECTION 5.1    Conduct of Business Pending the Merger      6
     SECTION 5.2    No Solicitation of Transactions             8
     SECTION 5.3    Confidentiality                             9
     SECTION 5.4    Access to Information                      10
     SECTION 5.5    SEC Filings                                10
     SECTION 5.6    Notification of Certain Events             10
     SECTION 5.7    Public Announcements                       11
     SECTION 5.8    Conveyance Taxes                           11

ARTICLE VI                                  ADDITIONAL AGREEMENTS     11
     SECTION 6.1    The Company's Stockholders' Meeting        11
     SECTION 6.2    Inculab's Stockholder Meeting              11
     SECTION 6.3    Directors' and Officers' Indemnification and
          Insurance 12
     SECTION 6.4    Audited Financial Statements               12
     SECTION 6.6    Further Assurances                         13

ARTICLE VII    CONDITIONS TO THE MERGER                        13
     SECTION 7.1    Conditions to Obligation of Each Party to
          Effect the Merger                                    13
     SECTION 7.2    Additional Conditions to Obligations of
          Inculab   14
     SECTION 7.3    Additional Conditions to Obligation of the
          Company   15

ARTICLE VIII   TERMINATION                                     16
     SECTION 8.1    Termination                                16
     SECTION 8.2    Effect of Termination                      16
     SECTION 8.3    Fees and Expenses                          16

ARTICLE IX                                     GENERAL PROVISIONS     17
     SECTION 9.1    Final Disclosure Schedules                 17
     SECTION 9.2    Notices                                    17

ARTICLE XMISCELLANEOUS                                         18
     SECTION 10.1   Amendment                                  18
     SECTION 10.2   Waiver                                     18
     SECTION 10.3   Headings                                   19
     SECTION 10.4   Severability                               19
     SECTION 10.5   Entire Agreement                           19
     SECTION 10.6   Assignment                                 19
     SECTION 10.7   Parties in Interest                        19
     SECTION 10.8   Failure or Indulgence Not Waiver; Remedies 19
     SECTION 10.9   Governing Law                              19
     SECTION 10.10  Counterparts                               20





                  AGREEMENT AND PLAN OF MERGER


     AGREEMENT AND PLAN OF MERGER, dated as of July __, 2000 (this "Agreement"), among INITIO, INC., a Nevada corporation (the "Company"), SATURN ACQUISITION CORP., a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), INCULAB, INC., a Delaware corporation ("Inculab"), the shareholders of the Company executing this Agreement (each a "Company Principal Shareholder" and collectively the "Company Principal Shareholders"), and the shareholders of Inculab executing this Agreement (each an "Inculab Principal Shareholder" and collectively the "Inculab Principal Shareholders").

                      W I T N E S S E T H:

     WHEREAS, the respective Boards of Directors of the Company, Merger Sub and Inculab have each determined that it is advisable and in the best interests of their respective companies and shareholders that the Company acquire Inculab upon the terms and subject to the conditions set forth herein and in furtherance of such acquisition, such Boards of Directors have approved a plan of reorganization by means of the merger of Merger Sub with and into Inculab (the "Merger");

     WHEREAS, in furtherance of such transaction, the respective Boards of Directors of the Company, Merger Sub and Inculab and the Shareholders of each of Inculab and the Company, have approved the Merger in accordance with the applicable provisions of the Nevada General Corporation Law ("NGCL") and the Delaware General Corporation Law ("DGCL");

     WHEREAS, for United States federal income tax purposes, it is intended that the Merger shall qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and that this Agreement be, and it hereby is, adopted as a plan of reorganization for purposes of
Section 368(a) of the Code;

     WHEREAS, as a condition and inducement to entering into this Agreement and incurring the obligations set forth herein, the Company Principal Shareholders, among other things, have agreed herein to vote their respective shares in favor of the recapitalization and the Merger; and

     WHEREAS, the parties desire to make certain representations, warranties and agreements in connection with the Merger and to establish certain conditions to the Merger.

     NOW, THEREFORE, in consideration of the foregoing and the mutual covenants and agreements herein contained, and intending to be legally bound hereby, the parties agree as follows:

                           ARTICLE I

                           THE MERGER

SECTION I.1    The Merger.

     (a)  Effective Time.  At the Effective Time (as defined in
Section 1.2), and subject to and upon the terms and conditions of this Agreement, the NGCL and the DGCL, Merger Sub shall be merged with and into Inculab, the separate corporate existence of Merger Sub shall cease, and Inculab shall continue as the surviving corporation. Inculab as the surviving corporation after the Merger is hereinafter sometimes referred to as the "Surviving Corporation."

     (b) Closing. Unless this Agreement shall have been terminated and the transactions herein contemplated shall have been abandoned pursuant to Section 8.1, and subject to the satisfaction or waiver of the conditions set forth in Article VII, the consummation of the Merger (the "Closing") will take place as promptly as practicable (and in any event within five business days) after satisfaction or waiver of the conditions set forth in Article VII, at the offices of Milberg Weiss Bershad Hynes & Lerach LLP, One Pennsylvania Plaza, New York, New York 10119, unless another date, time or place is agreed to in writing by the parties hereto.

SECTION I.2 Effective Time. As promptly as practicable after the satisfaction or waiver of the conditions set forth in Article VII, the parties hereto shall cause the Merger to be consummated by filing articles of merger as contemplated by the DGCL (the "Certificate of Merger") with the Secretary of State of the State of Delaware in such form as required by, and executed in accordance with the relevant provisions of, the DGCL (the date and time of such filing being hereinafter referred to as the "Effective Time").

SECTION I.3 Effect of the Merger. (a) At the Effective Time, the effect of the Merger shall be as provided in this Agreement, the Certificate of Merger, and the applicable provisions of the NGCL and DGCL. Without limiting the generality of the foregoing, and subject thereto, at the Effective Time, all the property, rights, privileges, powers and franchises of Merger Sub shall vest in the Surviving Corporation, and all debts, liabilities and duties of Merger Sub shall become the debts, liabilities and duties of the Surviving Corporation in accordance with the NGCL and the DGCL.

SECTION I.4    Certificate of Incorporation; By-Laws.

     (a) Certificate of Incorporation. At the Effective Time, the Articles of Incorporation of Inculab shall be amended to be substantially similar to the form attached hereto as Exhibit 1.4(a), and shall be the Articles of Incorporation of the Surviving Corporation until thereafter amended in accordance with the DGCL or the NGCL as the case may be and such Articles of Incorporation.

     (b) By-Laws. The By-Laws of Inculab, as in effect immediately prior to the Effective Time, a copy of which is attached as Exhibit 1.4(b), shall be the By-Laws of the Surviving Corporation until thereafter amended in accordance with the DGCL, the Articles of Incorporation of the Surviving Corporation and such By-Laws.

SECTION I.5 Directors and Officers. The directors of Inculab immediately prior to the Effective Time shall be the initial directors of the Surviving Corporation, each to hold office in accordance with the Articles of Incorporation and By-Laws of the Surviving Corporation, and the officers of Inculab immediately prior to the Effective Time shall be the initial officers of the Surviving Corporation, in each case until their respective successors are duly elected or appointed and qualified.

SECTION I.6    Company Recapitalization.  Prior to the Effective
Time, and in accordance with the applicable provisions of the NGCL, the Company shall take all necessary action, including, without limitation:

     (a) Company Reverse Stock Split. (i) The Company shall obtain the consent of its stockholders, to reverse split its Common Stock, par value $0.01 per share ("Common Stock"), so that each three (3) shares of Common Stock shall be converted and reclassified into two (2) shares of Common Stock, par value $0.015 per share ("Company Shares").

          (ii) Value Support Rights. As part of the Company reverse stock split, each beneficial owner of Company Shares immediately prior to the Effective Time shall receive one Value Support Right per one Company Share evidenced by a certificate in substantially in the form of Exhibit 1.6(a)(ii) to this Agreement, provided, however, that such Value Support Rights shall not be issued to (A) the Company's Principal Shareholders or the purchaser of Common Stock from the Company's Principal Shareholders; and (B) any record owner or beneficial owner to the extent that such record owner or beneficial owner is acting in its capacity as a broker, dealer, bank or other similar institutional fiduciary. The Company shall take all steps necessary to identify the beneficial owners, issue the Value Support Rights and, if necessary, redeem the Value Support Rights as contemplated by the certificate. Prior to the Closing, the Company and Inculab shall have the right, by mutual agreement, to interpret the Value Support Rights and prescribe such additional procedures as they shall deem necessary or appropriate. After the Closing, the directors of the Company who are not the Company's Principal Shareholders shall have the right by majority vote to interpret the Value Support Rights and prescribe such additional procedures as they deem necessary or appropriate. Any such interpretation or prescription of procedures shall be final and binding on all persons; and

          (iii) Class A Common Stock. As part of the Company reverse stock split, the Company shall amend its Certificate of Incorporation to provide for Class A Common Stock. Prior to the Effective Time, each Company Principal Shareholder shall exchange his or its Common Stock for an equivalent number of the Company's Class A Common Stock (the "Class A Shares"). The Class A Shares shall be identical to the Company Shares except that:

               (A)  Purchase and Sale:  Upon the terms and
subject to the conditions contained in the Class A Shares, the holders of Class A Shares (each a "Class A Holder") shall have the limited right to require the Company to purchase all or any portion of such Class A Shares, and the Company shall be obligated to purchase such Class A Shares, in the event the right is exercised (the "Sale Right"). On the Sale Right Closing Date (as that term is hereinafter defined), Class A Holders shall deliver to the Company certificates representing the Class A Shares duly endorsed or accompanied by stock powers duly endorsed in blank with all stock transfers and required documentary stamps affixed together with a certificate signed by each Class A Holder or the personal representative or executor of the estate of the Class A Holder, as the case may be, to the effect that the Class A Shares are (and the Class A Shares shall be delivered) free and clear of all liens, encumbrances or rights of third parties of every nature whatsoever, except such as are provided for hereunder or under applicable Federal or state securities laws.

               (B) Purchase Price. The purchase price for the Class A Shares shall be Seven Dollars Fifty Cents ($7.50) per share payable at the Sale Right Closing in cash.

               (C) Exercise Period and Sale Right Closing. The Sale Right shall be exercisable for a period of thirty days beginning on the date which is the first anniversary of the Effective Time of the Merger and ending on the thirtieth day after such first anniversary. The closing of the purchase and sale of the Class A Shares (the "Sale Right Closing") shall take place at the offices of Milberg Weiss Bershad Hynes & Lerach LLP, One Pennsylvania Plaza, New York, New York 10119, at 10:00 o'clock a.m. on such date (the "Sale Right Closing Date") as shall be specified by the Class A Holders in a written notice given to the Company during the exercise period at least 30 days prior to the designated Sale Right Closing Date, or at such other time, date and/or place as may be agreed to by the parties.

               (D)  Guarantee; Security.  The Surviving
Corporation hereby guarantees the obligations of the Company pursuant to the Sale Right. As security for the payment of the Sale Right, each of the Company and the Surviving Corporation shall execute and deliver a security agreement, substantially in the form of Exhibit 1.6(a)(iii)(D) hereto, which shall provide for a security interest in all of the assets of each of the Company and the Surviving Corporation.

               (E) Majority of Directors. In the event of a failure by the Company to purchase any Class A Shares after notice of any Class A Holder exercising the Sale Right, in addition to the other remedies available to the Class A Holders, the Company shall nominate, and use its best efforts to have promptly elected or appointed, such number of individuals as shall give the Class A Holders a majority of the total number of directors of the Company for so long as the Company has not fulfilled its obligations hereunder.

               (F)  Amended By-Laws.  To facilitate the
foregoing, the Company shall, concurrently with the execution of the Certificate of Amendment, amend its by-laws in a manner satisfactory to the Class A Holders and the Company shall not change such amended provision of its by-laws without the consent of the Class A Holders.

               (G) Transfer. In the event a Class A Holder transfers any of his or its shares, the shares so transferred shall no longer be subject to the Sale Right and shall be deemed to be Company Shares without any right to a Value Support Right as provided in Section 1.6(a)(ii) hereof.

SECTION I.7 Effect on Capital Stock. At the Effective Time, by virtue of the Merger and without any additional action on the part of either Inculab, the Company, Merger Sub or the Company
Principal Shareholders:

     (a) Capital Stock of Inculab. Each share of common stock, $0.001 par value, of Inculab issued and outstanding immediately prior to the Effective Time (an "Inculab Share" and collectively, the "Inculab Shares") shall be converted into and exchanged for validly issued, fully paid and nonassessable shares of common stock, $0.015 par value, of the Company so that, immediately after the Effective Time and after giving effect to the recapitalization contemplated by Section 1.6 hereof, 90% of the aggregate number of issued and outstanding Company Shares, without regard to treasury shares, shall be owned by former shareholders of Inculab.

     (b) Cancellation. Each Inculab Share held in the treasury of Inculab immediately prior to the Effective Time shall, by virtue of the Merger and without any action on the part of the holder thereof, cease to be outstanding, be canceled, retired and cease to exist without payment of any consideration therefor.

     (c) Inculab Stock Rights. After the Effective Time, each holder of any option, warrant or other right to purchase Inculab Shares (each an "Inculab Option" and collectively, the "Inculab Options"), which is exercisable at the Effective Time, shall have the same rights of exercise of such option, warrant or other right as prior to the Effective Time, and shall, upon exercise of such option, warrant or other right, receive such number of Company Shares as the holder would have been entitled to receive had the holder exercised his right immediately prior to the Effective Time and been the holder of Inculab Shares at the Effective Time, provided, however, that, as of the Effective Time no employee option of Inculab shall have a vesting schedule over a period less than five years and such options shall be incentive stock options to the extent permitted by applicable law. Each holder of an Inculab Option, which is not exercisable at the Effective Time, shall have the right to purchase the same number of shares of the Company (after giving effect to the recapitalization contemplated by Section 1.6) as were subject to such Inculab Option at the same price as the Inculab Option was exercisable.

SECTION I.8    Exchange of Certificates; No Fractional Shares.
At the Effective Time, each Inculab Shareholder shall surrender its, his or her Inculab Shares, free and clear of all liens, claims, encumbrances, restrictions and voting agreements of every kind to the Company and shall receive in exchange therefor a certificate or certificates representing the number of Company Shares into which the Inculab Shares have been converted in accordance with Section 1.7(a). In no event shall any fractional shares of the Company be issued and all calculations of shares with respect to Company Shares under this Agreement shall be rounded down to their nearest whole number and no cash payment shall be due with respect to such fractional shares.

SECTION I.9 No Further Transfers of Inculab Shares. At the Effective Time, the stock transfer books of Inculab shall be closed and there shall be no further registration of transfers on the records of Inculab of Inculab Shares which were outstanding immediately prior to the Effective Time. If, after the Effective Time, certificates evidencing Inculab Shares are presented to the Surviving Corporation for any reason, they shall be canceled and exchanged as provided in this Article I.
SECTION I.10 Lost, Stolen or Destroyed Certificates. In the event any certificates evidencing Inculab Shares shall have been lost, stolen or destroyed, the Company shall deliver the Company Shares as required pursuant to this Article I, in exchange for such lost, stolen or destroyed certificates, upon the making of an affidavit of that fact by the holder thereof and delivery of a bond in such sum as the Company may reasonably direct as indemnity against any claim that may be made against the Company or Inculab with respect to the certificates alleged to have been lost, stolen or destroyed.

                           ARTICLE II

                 REPRESENTATIONS AND WARRANTIES
                  OF THE COMPANY AND MERGER SUB

     The Company and Merger Sub hereby represent and warrant to Inculab and the Inculab Principal Shareholders those matters as are set forth in Exhibit 2.

                          ARTICLE III

            REPRESENTATIONS AND WARRANTIES OF INCULAB

     Inculab hereby represents and warrants to the Company and the Company Principal Shareholders those matters as are set forth in Exhibit 3.

                           ARTICLE IV

                 REPRESENTATIONS AND WARRANTIES
                  OF THE PRINCIPAL SHAREHOLDERS

     The Company Principal Shareholders hereby severally and not jointly represent and warrant to Inculab and the Inculab Principal Shareholders those matters as are set forth in Exhibit 4A. The Inculab Principal Shareholders hereby severally and not jointly represent and warrant to the Company and the Company Principal Shareholders those matters as are set forth in
Exhibit 4B.

                            ARTICLE V

                  AGREEMENTS PENDING THE MERGER


SECTION V.1 Conduct of Business Pending the Merger. Each of Inculab and the Company covenants and agrees that, during the period from the date of this Agreement and continuing until the earlier of the termination of this Agreement or the Effective Time, unless each of the other parties to this Agreement shall otherwise agree in writing, each of Inculab and the Company shall conduct its business only in the ordinary course of business and in a manner consistent with past practice. By way of amplification and not limitation, except as contemplated by this Agreement, neither Inculab nor the Company shall, during the period from the date of this Agreement and continuing until the earlier of the termination of this Agreement or the Effective Time, directly or indirectly do, or propose to do, any of the following without the prior written consent of each of the other parties this Agreement:

     (a) amend or otherwise change their respective Certificates of Incorporation or By-Laws;

     (b) except as set forth in Schedule 5.1(e) issue, sell, pledge, dispose of or encumber, or authorize the issuance, sale, pledge, disposition or encumbrance of, more than 100,000 shares in the aggregate or 25,000 shares in any one transaction of their respective capital stock of any class, or any options, warrants, convertible securities or other rights of any kind to acquire any shares of their respective capital stock, or any other ownership interest (including, without limitation, any phantom interest, except for the issuance of shares issuable pursuant to a Company Option or an Inculab Option) in either the Company or Inculab, as the case may be;

     (c) sell, pledge, dispose of or encumber any of their respective assets, except for sales of (i) immaterial assets not in excess of $25,000 in the aggregate, (ii) securities in the ordinary course of business, provided, however, sales may be made of securities which are listed on the New York Stock Exchange, American Stock Exchange or Nasdaq which are sold at then prevailing market prices, (iii) the Company's property in Carson City, Nevada, in an arms-length, bona fide transaction for a purchase price in excess of the book value of such property set forth in the Company's books and records and (iv) Inculab's sale of securities owned by it issued by Street Solid Records, Inc.;

     (d) declare, set aside, make or pay any dividend or other distribution (whether in cash, stock or property or any combination thereof) in respect of any of their respective capital stock;

     (e) (i) except as set forth in Schedule 5.1(e), acquire (by merger, consolidation, or acquisition of stock or assets) any corporation, partnership or other business organization or division thereof or any capital stock or debt instruments thereof, (ii) incur any indebtedness for borrowed money or issue any debt securities, except for short-term, working capital and commercial paper borrowings at any one time outstanding incurred in the ordinary course of business consistent with past practice,
(iii) assume, guarantee or endorse or otherwise as an accommodation become responsible for, the obligations of any person or make any loans or advances, (iv) enter into or amend any material contract or agreement outside the ordinary course of business, (v) authorize any capital expenditures or purchase of fixed assets which are, in the aggregate, in excess of $75,000, or (vi) enter into or amend any contract, agreement, commitment or arrangement to effect any of the matters prohibited by this Section to the Merger Agreement, provided, however, that nothing contained in this Article V shall be deemed to prohibit either Inculab or the Company from making one or more investments in any one entity of less than $250,000 in the aggregate;

     (f) (i) increase the compensation payable or to become payable to its officers or employees, (ii) grant any severance or termination pay to, or enter into any employment or severance agreement with any officer or other employee who is compensated in excess of $25,000 per year, or (iii) establish, adopt, enter into or amend any collective bargaining, bonus, profit sharing, thrift, compensation, stock option (except acceleration of nonvested options), restricted stock, pension, retirement, deferred compensation, employment, termination, severance or other plan, trust fund, policy or arrangement for the benefit of any current or former directors, officers or employees, except, in each case, as may be required by law;

     (g) except as may be required as a result of a change in law or in generally accepted accounting principles, take any action to materially change accounting policies or procedures (including, without limitation, procedures with respect to revenue recognition, payments of accounts payable and collection of accounts receivable); provided, however, this Section 5.1(g) shall not be applicable to the Company

     (h) make any material tax election inconsistent with past practice or settle or compromise any material federal, state, local or foreign tax liability or agree to an extension of a statute of limitations;

     (i) pay, discharge or satisfy any claims, liabilities or obligations (absolute, accrued, asserted or unasserted, contingent or otherwise), other than the payment, discharge or satisfaction in the ordinary course of business and consistent with past practice of liabilities either reflected or reserved against in their respective financial statements or incurred in the ordinary course of business and consistent with past practice;

     (j) take, or agree in writing or otherwise to take, any of the actions described in this Section or any action which would make any of their respective representations or warranties contained in this Agreement untrue or incorrect or cause Inculab or the Company, as the case may be, not to perform its covenants hereunder.

SECTION V.2    No Solicitation of Transactions.

     (a) The Company shall not, directly or indirectly, through any officer, director, employee, representative or agent of the Company (i) solicit, initiate or encourage the initiation of any inquiries or proposals regarding any merger, recapitalization, sale of substantial assets, sale or exchange of shares of capital stock (including without limitation by way of a tender offer) or similar transactions involving the Company other than the Merger (any of the foregoing inquiries or proposals being referred to herein as an "Acquisition Proposal"), (ii) except as permitted below, engage in negotiations or discussions concerning, or provide any nonpublic information to any person relating to, any Acquisition Proposal or (iii) except as permitted below, agree to, approve or recommend any Acquisition Proposal. Notwithstanding the foregoing, prior to the Effective Time, the Company may (i) furnish information concerning its business properties or assets to any person and (ii) participate in discussions or negotiations with such person concerning an unsolicited Acquisition Proposal if, with respect to each of clauses (i) and (ii), in the opinion of the Board, the failure to provide such information or to engage in such discussions or negotiations would cause the Board to violate its fiduciary duties to the Company's stockholders under applicable law.

     (b) Except as set forth in this Section, neither the Board nor any committee thereof shall (i) withdraw or modify, or propose to withdraw or modify, in a manner adverse to Inculab, the approval or recommendation by the Board or any such committee thereof of this Agreement or the Merger, (ii) approve or recommend, or propose to approve or recommend, any Acquisition Proposal or (iii) enter into any agreement with respect to any Acquisition Proposal. Notwithstanding the foregoing, subject to compliance with the provisions of this Section, prior to the Effective Time, the Board may withdraw or modify its recommendation of this Agreement or the Merger, or recommend a Superior Proposal (as that term is hereinafter defined) and terminate this Agreement in accordance with Article VIII and, concurrently with such termination, cause the Company to enter into an agreement with respect to any Superior Proposal), in each case at any time after the tenth business day following Inculab's receipt of written notice from the Company advising Inculab that the Company has received a Superior Proposal which it intends to accept, specifying the material terms and conditions of such Superior Proposal. In the event that during such ten day period Inculab offers, in writing, five percent (5%) more than the amount of the Superior Proposal (the "Inculab Counteroffer"), the Company shall be required to accept the Inculab Counteroffer.
For purposes of this Agreement, a "Superior Proposal" means any Acquisition Proposal on terms which the Company's Board determines, in its good-faith judgment, to be more favorable, from a financial point of view, to the Company's stockholders than the Merger and for which there is Committed Financing, to the extent required. "Committed Financing" means bridge loan or bank loan facilities from financial institutions having total assets in excess of $100 billion committed to be provided pursuant to an executed agreement.

     (c) The Company shall, and shall direct or cause its directors, officers, employees, representatives and agents to, immediately cease and cause to be terminated any discussions or negotiations with any parties that may be ongoing on the date hereof with respect to any Acquisition Proposal.

     (d) The Company shall promptly (but in no case later than 48 hours) advise Inculab orally and in writing of any proposal, discussion, negotiation or inquiry received by the Company regarding any Acquisition Proposal or any request for information with respect to any Acquisition Proposal, the material terms and conditions of any proposal, discussion, negotiation or inquiry received by the Company regarding such Acquisition Proposal or request and the identity of the person making such Acquisition Proposal or request or engaging in such discussion or negotiation.

     (e) Nothing contained in this Section shall prohibit the Company from (i) taking and disclosing to its stockholders a position with respect to any tender or exchange offer by a third party, pursuant to Rules 14d-9 and 14e-2 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") or (ii) making any disclosure to the Company's stockholders, if the Board determines in good faith that it is required to do so in the exercise of its fiduciary duties under applicable law; provided, however, that neither the Company nor the Board nor any committee thereof shall, except as permitted by this Section, withdraw or modify, or propose publicly to withdraw or modify, its position with respect to this Agreement or the Merger or approve or recommend, or propose publicly to approve or recommend, or enter into any agreement with respect to any Acquisition Proposal.

SECTION V.3 Confidentiality. The parties hereto shall hold in strict confidence and shall not use or otherwise publicly disclose, and shall cause its officers, attorneys, accountants and other representatives to hold in strict confidence and not to use or publicly disclose, all information furnished or made available by any party hereto which such party indicates in advance is confidential other than information which is or becomes publicly available or otherwise in the public domain. Should this Agreement be terminated or the transactions contemplated hereby not be consummated for any reason, the parties hereto shall, upon request, return all written information so furnished and all copies thereof and extracts therefrom.

SECTION V.4 Access to Information. Upon reasonable notice, Inculab and the Company shall and the Company shall cause its Subsidiaries to afford to the officers, employees, accountants, counsel and other representatives of the other parties hereto, reasonable access, during the period prior to the Effective Time, to all their respective properties, books, contracts, commitments and records and, during such period, Inculab and the Company shall (and the Company shall cause its Subsidiaries to furnish promptly to the other parties hereto all information concerning their respective business, properties and personnel as the other parties hereto may reasonably request, and shall make available to the other parties hereto the appropriate individuals (including attorneys, accountants and other professionals) for such discussion of Inculab's and the Company's business, properties and personnel as the other parties hereto may reasonably request.

SECTION V.5    SEC Filings.

     (a) The Company and Inculab will jointly prepare and, as promptly as practical after the date of this Agreement, the Company shall file with the Securities and Exchange Commission (the "SEC") a proxy statement/registration statement (the "Preliminary Proxy Statement/Prospectus") comprising preliminary proxy materials of the Company under the Exchange Act with respect to the Merger and Registration Statement under the Securities Act with respect to securities to be issued in connection with the Merger or the transactions contemplated thereby, and Inculab and the Company will thereafter use their respective best efforts to respond to any comments of the SEC with respect thereto and to cause a definitive proxy statement/registration statement (including all supplements and amendments thereto, the "Proxy Statement/Prospectus") and proxy to be mailed to the Company's stockholders as promptly as practicable.

     (b) As soon as practicable after the date hereof, the Company and Inculab shall prepare and file any other filings required to be filed by each under the Exchange Act or any other federal or state laws relating to the Merger and the transactions contemplated hereby (collectively "Other Filings"), including, without limitation, such documents as shall be required to list the Surviving Corporation's Shares to be issued in the Merger on the Nasdaq SmallCap Market.

     (c) The information provided and to be provided by Inculab and the Company, respectively, for use in the Preliminary Proxy Statement/Prospectus and the Proxy Statement/Prospectus (the "SEC Filings") shall at all times prior to the Effective Time be true and correct in all material respects and shall not omit to state any material fact required to be stated therein or necessary in order to make such information not false or misleading, and Inculab and the Company each agree to correct any such information provided by it for use in the SEC Filings that shall have become false or misleading. Each SEC Filing, when filed with the SEC or any government official, shall comply in all material respects with all applicable requirements of law.
SECTION V.6 Notification of Certain Events. The Company shall give prompt notice to Inculab, and Inculab shall give prompt notice to the Company, of (i) the occurrence or nonoccurrence of any event the occurrence or nonoccurrence of which would be likely to cause any representation or warranty contained in this Agreement to become materially untrue or inaccurate or which may make a condition to the closing of the Merger incapable of fulfillment, or (ii) any failure of the Company or Inculab, as the case may be, materially to comply with or satisfy any covenant, condition or agreement to be complied with or satisfied by it hereunder; provided, however, that the delivery of any notice pursuant to this Section shall not limit or otherwise affect the remedies available hereunder to the party receiving such notice (provided that the party receiving such notice will be deemed to have waived any recourse in respect of the matters set forth therein if it thereafter consummates the Merger).

SECTION V.7 Public Announcements. Promptly after the execution and delivery of this Agreement, the Company shall issue, and Inculab shall promptly mail a copy of the release to its shareholders, a press release substantially in the form of
Exhibit 5.7 attached hereto. Neither the Principal Shareholders nor Inculab shall, without the Company's prior written consent, issue any announcement or press release with regard to (i) the execution of this Agreement or (ii) the transactions contemplated hereby. The Company shall consult in good faith with Inculab as to the text of any further announcement or press release to be issued by the Company with regard to (i) the execution of this Agreement or (ii) the consummation of the transactions contemplated hereby, provided, however, that it is expressly understood and agreed that the foregoing shall not be deemed to require the Company to obtain the approval of Inculab to any such announcement or press release.

SECTION V.8 Conveyance Taxes. Inculab and the Company shall cooperate in the preparation, execution and filing of all returns, questionnaires, applications, or other documents regarding any real property transfer or gains, sales, use, transfer, stock transfer and stamp taxes, any transfer, recording, registration and other fees, and any similar taxes which become payable in connection with the transactions contemplated hereby that are required or permitted to be filed at or before the Effective Time.

                           ARTICLE VI

                      ADDITIONAL AGREEMENTS

SECTION VI.1 The Company's Stockholders' Meeting. The Company, acting through the Board, shall, in accordance with applicable law and the Company's Articles of Incorporation and By-laws,
(i) duly call, give notice of, convene and hold an annual or special meeting of its stockholders as soon as practicable for the purpose of considering and taking action upon the approval and adoption of this Agreement and the approval of the Merger (the "Stockholders' Meeting") and (ii) except as otherwise permitted by Section 5.2 hereof, (A) include in the Proxy Statement, and not subsequently withdraw or modify in any manner adverse to Inculab, the recommendation of the Board that the stockholders of the Company approve and adopt this Agreement and approve the Merger and (B) use its reasonable best efforts to obtain such approval and adoption. At the Stockholders' Meeting, the Company Principal Shareholders shall cause all Company Shares then owned or controlled by them to be voted in favor of the approval and adoption of this Agreement and the approval of the Merger.

SECTION VI.2 Inculab's Stockholder Meeting. Inculab, acting through its Board, shall, in accordance with applicable law and Inculab's Articles of Incorporation and By-laws, (i) duly call, give notice of, convene and hold an annual or special meeting of its stockholders as soon as practicable for the purpose of considering and taking action upon the approval and adoption of this Agreement and the approval of the Merger and Plan of Reorganization (the "Inculab Stockholders' Meeting") and (ii)
(A) include in the Proxy Statement, and not subsequently withdraw or modify in any manner adverse to Initio, the recommendation of the Board that the stockholders of Inculab approve and adopt this Agreement and approve the Merger and Plan of Reorganization and
(B) use its reasonable best efforts to obtain such approval and adoption. At the Inculab Stockholders' Meeting, the Inculab Principal Shareholders shall cause all Inculab Shares then owned or controlled by them to be voted in favor of the approval and adoption of this Agreement and the approval of the Merger and Plan of Reorganization.

SECTION VI.3 Directors' and Officers' Indemnification and Insurance. The Company shall, to the fullest extent permitted under applicable Nevada law, the terms of the Company's Certificate of Incorporation or By-Laws, indemnify and hold harmless, and, after the Effective Time, the Company shall, to the fullest extent permitted under applicable Nevada law, indemnify and hold harmless, each present and former director, officer or employee of the Company (collectively, the "Indemnified Directors and Officers") against any costs or expenses (including reasonable attorneys' fees), judgements, losses, claims, damages and liabilities incurred in connection with, and amounts paid in settlement of, any claim, action, suit, proceeding or investigation, whether civil, criminal, administrative or investigative and wherever asserted, brought or filed, arising out of or pertaining to the Merger and the transactions contemplated by this Agreement, for a period of six years after the date hereof. In the event of any such claim, action, suit, proceeding or investigation (whether arising before or after the Effective Time), (i) any counsel retained by the Indemnified Directors and Officers for any period after the Effective Time must be reasonably satisfactory to the Company,
(ii) after the Effective Time, the Company shall pay the reasonable fees and expenses of such counsel, promptly after statements therefor are received, and (iii) the Surviving Corporation shall cooperate in the defense of any such matter; provided, however, that the Surviving Corporation shall not be liable for any settlement effected without its written consent (which consent shall not be unreasonably withheld or delayed); and provided further, that, in the event that any such claim or claims for indemnification are asserted or made within such six-year period, all rights to indemnification in respect of any such claim or claims shall continue until the disposition of any and all such claims. The Indemnified Directors and Officers as a group shall be reimbursed for the costs of only one law firm to represent them with respect to any single action unless there is, under applicable standards of professional conduct, a conflict on any significant issue between the positions of any two or more Indemnified Directors or Officers. For a period of three years after the Effective Time, the Company shall maintain in effect, if available, directors and officers' liability insurance in an amount of at least $5,000,000 having a deductible of no more than $100,000. This Section 6.3 shall survive the consummation of the Merger at the Effective Time, is intended to benefit the Company, the Company and the Indemnified Directors and Officers, shall be binding on all successors and assigns of the Company and shall be enforceable by the Indemnified Directors and Officers.

SECTION VI.4   Audited Financial Statements.

     (a) Promptly following April 30, 2000, and in no event later than July 30, 2000, the Company shall prepare and deliver to Inculab the balance sheet of the Company at April 30, 2000 and the related statements of income and retained earnings, cash flow and changes in shareholder's equity for the fiscal period then ended, certified by the Company's independent auditors (the "2000 Company Financial Statement"). The 2000 Company Financial Statement shall be prepared in accordance with generally accepted accounting principles, applied consistently with the Company's 1999 Financial Statement.

     (b) Promptly following April 30, 2000, and in no event later than August 31, 2000, Inculab shall prepare and deliver to the Company the balance sheet of Inculab at April 30, 2000 and the related statements of income and retained earnings, cash flow and changes in shareholder's equity for the fiscal period then ended, certified by Inculab's independent auditors (the "2000 Inculab Financial Statement"). The 2000 Inculab Financial Statement shall be prepared in accordance with generally accepted accounting principles, applied consistently.

SECTION VI.5 Tax Free Reorganization. This Agreement and the Merger are hereby adopted as a Plan of Reorganization for purposes of Section 368(a) of the Code. The Company and Inculab shall each use its commercially reasonable best efforts to cause the Merger to so qualify. No party to this Agreement shall knowingly take any action, or knowingly fail to take any action that could reasonably be expected to jeopardize the qualification of the Merger as a reorganization within the meaning of Section 368(a) of the Code.

SECTION VI.6 Further Assurances. From and after the date of this Agreement, each of the parties hereto shall, subject to the provisions of Section 5.2 hereof, use its or his reasonable best efforts to take, or cause to be taken, all appropriate action, and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate and make effective the Merger and the transactions contemplated by this Agreement.

                           ARTICLE VII

                    CONDITIONS TO THE MERGER

SECTION VII.1 Conditions to Obligation of Each Party to Effect the Merger. The respective obligations of each party to effect the Merger shall be subject to the satisfaction at or prior to the Effective Time of the following conditions:

     (a) Opinion of Financial Advisor; Special Committee. The Special Committee of the Board of Directors of the Company (the "Special Committee") shall receive the opinion of an independent financial advisor to the effect that the terms and conditions of the Merger are fair to (i) the Company and (ii) the Company's stockholders other than the Company Principal Shareholders from a financial point of view, a signed copy of which opinion shall be delivered to Inculab, and the Special Committee shall consider such opinion in making its recommendation to the Board of Directors as set forth in (b) below.

     (b) Special Committee Approval. The Board of Directors of the Company shall have obtained the written recommendation of the Special Committee that the transactions contemplated herein are fair to (i) the Company and (ii) the Company's stockholders other than the Company Principal Shareholders. In the event the Special Committee is unable to make such recommendation, the Company shall terminate this Agreement and the Closing of the Merger shall not take place.

     (c) Shareholder Approval. This Agreement and the Merger shall have been approved and adopted by (i) the requisite vote of the shareholders of each of the Company and Inculab, and (ii) a majority of the voting shareholders of the Company which are not Company Principal Shareholders and reasonable evidence thereof shall have been delivered by each of the Company and Inculab to the other;

     (d) Approval of Recapitalization. The recapitalization of the Company and the amendment to its Articles of Incorporation to provide for the Class A Shares shall have been approved and adopted by the requisite vote of the Company's shareholders and the recapitalization of the Company shall be completed immediately prior to the Effective Time;

     (e) No Injunctions or Restraints; Illegality. No statute, rule, regulation, executive order, decree, ruling, temporary restraining order, preliminary or permanent injunction or other order shall have been enacted, entered, promulgated, enforced or issued by any court or governmental authority of competent jurisdiction or shall otherwise be in effect which prohibits, restrains, enjoins or restricts the consummation of the Merger;

     (f)  Effectiveness of Proxy Statement/Prospectus.  The Proxy
Statement/Prospectus shall have been declared effective under the Securities Act of 1933, as amended (the "Securities Act"), and no stop orders with respect thereto shall have been issued;

     (g) Closing Documents. Each party shall have delivered to the other parties customary and usual closing documents, including opinions of counsel.

SECTION VII.2  Additional Conditions to Obligations of Inculab.
The obligations of Inculab to effect the Merger are also subject to the following conditions:

     (a) Representations and Warranties; Agreements and Covenants. The representations and warranties of the Company and the Company Principal Shareholders contained in this Agreement shall be true and correct in all respects at and as of the Effective Time, regardless of any updates in the Final Company Disclosure Schedule, except for changes contemplated by this Agreement. The Company and the Company Principal Shareholders shall have performed or complied in all material respects with all agreements and covenants required by this Agreement to be performed or complied with by them at or prior to the Effective Time. Inculab shall have received certificates to the foregoing effect executed by the Company and each of the Company Principal Shareholders.

     (b) No Material Adverse Effect. There shall not have occurred any event or change in circumstances involving the Company that individually or when taken together with all other such events or changes in circumstances will, or is reasonably likely to, have a material adverse effect on the business, assets, financial condition, prospects or results of operations of the Company.

     (c)  Opinion of Company Counsel.    Saturn shall have received
the opinion of Milberg Weiss Bershad Hynes & Lerach LLP, counsel for the Company, dated the date of Closing, substantially in the form of Exhibit 7.2(c) attached hereto.

     (d)  Stock Purchase Agreement.   The transactions contemplated
by the Stock Purchase Agreement among eInfinity, Inc., a California corporation ("eInfinity"), the Company Principal Shareholders and DeStefano Children's Trust, dated the date hereof (the "Stock Purchase Agreement"), shall have been consummated not later than immediately prior to the date of Closing; provided, however, that in the event eInfinity is in breach of its obligations under the Stock Purchase Agreement, the Closing shall be delayed by twenty-one days.

     (e)  Minimum Net Worth.   The Company 2000 Financial Statement
shall set forth total stockholders' equity of at least $6,000,000.

SECTION VII.3 Additional Conditions to Obligation of the Company. The obligation of the Company to effect the Merger is also subject to the following conditions:

     (a) Representations and Warranties; Agreements and Covenants. The representations and warranties of Inculab and the Inculab Principal Shareholders contained in this Agreement shall be true and correct in all respects on and as of the Effective Time, except for changes contemplated by this Agreement. Inculab and the Inculab Principal Shareholders shall have performed or complied in all material respects with all agreements and covenants required by this Agreement to be performed or complied with by them on or prior to the Effective Time. The Company shall have received a certificate to the foregoing effect executed by Inculab and the Inculab Principal Shareholders.

     (b) Opinion of Inculab Counsel. The Company shall have received the opinion of Kurzman Eisenberg Corbin Lever & Goodman,
LLP, counsel for Inculab, dated the date of Closing, substantially in the form of Exhibit 7.3(b) attached hereto.

     (c) Consulting Agreement. The Company shall have executed and delivered to Fox DeStefano & Associates LLC ("Consultant") a consulting agreement with the Company substantially in the form of
Exhibit 7.3(c) attached hereto (the "Consulting Agreement").

     (d)  Voting Agreement.  Each of the Inculab Principal
Shareholders shall have executed and delivered to the Company a voting agreement substantially in the form of Exhibit 7.3(d) attached hereto (the "Voting Agreement").

     (e) Lock-Up Agreements. The holders of at least 75% of Inculab Shares immediately prior to the Effective Time shall execute and deliver an agreement, in form and substance reasonably satisfactory to the Company, pursuant to which they agree not to sell, assign or otherwise transfer any of their Company Shares within 18 months after the Effective Time, without the Company's prior written consent. The holders of at least 75% of the Inculab Options, shall execute and deliver a similar agreement pursuant to which they will not sell, assign or otherwise transfer any of their Company Shares acquired by exercise of such Inculab Options within 18 months after the Effective Time, without the Company's prior written consent.

     (f) Minimum Net Worth. The 2000 Inculab Financial Statement shall set forth total stockholders' equity of at least $9,000,000.

                           ARTICLE VIII

                            TERMINATION

SECTION VIII.1 Termination. This Agreement may be terminated at any time prior to the Effective Time, notwithstanding approval thereof by the Company Shareholders:

     (a) by mutual written consent duly authorized by the Boards of Directors of Inculab and the Company; or

     (b) by either Inculab or the Company if the Merger shall not have been consummated by December 31, 2000; or

     (c) by either Inculab or the Company if a court of competent jurisdiction or governmental, regulatory or administrative agency or commission shall have issued a nonappealable final order, decree or ruling or taken any other action having the effect of permanently restraining order enjoining or otherwise prohibiting the Merger; or

     (d) by the Company, if the Company has entered into an agreement with respect to a Superior Proposal or has approved or recommended a Superior Proposal, each in accordance with
Section 5.2, provided that the Company has complied with all provisions thereof; or

     (e) by either party if the other party is in material default of its obligations hereunder including a failure of a condition precedent caused by inaccuracy of a representation or warranty and the defaulting party fails to cure such default within five business days of receipt of written notice and demand to cure from the party not in default.

SECTION VIII.2 Effect of Termination. In the event of the termination of this Agreement pursuant to Section 8.1, written notice thereof shall forthwith be given to the other party or parties specifying the provision hereof pursuant to which such termination is made, and this Agreement shall forthwith become void and there shall be no liability on the part of any party hereto or any of its affiliates, directors, officers or shareholders except
(i) as set forth in Section 8.3 hereof, and (ii) nothing herein shall relieve any party from liability for any breach hereof occurring prior to termination. The confidentiality provision in
Section 5.3 shall survive termination of this Agreement as set forth therein.

SECTION VIII.3 Fees and Expenses. (a) All fees and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such expenses, whether or not the Merger is consummated, except that
(i) if this Agreement is terminated pursuant to Sections 7.1(a), 7.1(b) or 8.1(d), then the Company shall pay Inculab promptly (but in no event later than five business days after such termination) a fee of $400,000, which amount shall be payable by wire transfer in immediately available funds to an account designated by Inculab,
(ii) if this Agreement is terminated by either the Company or Inculab pursuant to Section 8.1(e) by reason of the failure of the Company or the Company Principal Shareholders or Inculab or the Inculab Principal Shareholders, as the case may be, to perform any of their material covenants and agreements contained in this Agreement or if any of them are in material breach of their representations and warranties contained in this Agreement, the breaching party shall pay the other party promptly (but in no event later than five business days after such termination) liquidated damages of $400,000, which amount shall be payable by wire transfer in immediately available funds to an account designated by the other party. The Company and Inculab each hereby acknowledges that such amount is a reasonable estimation of the damages which will be suffered by the non-breaching party under such circumstances.

     (b) A fee of $400,000 shall be (i) payable to the Company if a purchaser, or its assignee, under the Stock Purchase Agreement shall fail to perform any of such purchaser's material covenants and agreements or if such purchaser is in material breach of such purchaser's representations and warranties or (ii) payable to Inculab if [Consultant] fails to perform any of its material covenants and agreements or if Consultant is in material breach of its representations and warranties under the Consulting Agreement between Consultant and Inculab.

                            ARTICLE IX

                        GENERAL PROVISIONS

SECTION IX.1   Final Disclosure Schedules.

     (a) Company Disclosure Schedule. The Company will update the Company Disclosure Schedule from time to time through a date which is not more than five business days prior to the Effective Time (the "Final Company Disclosure Schedule Date"). On the Final Company Disclosure Schedule Date, the Company shall deliver to Inculab a revised Company Disclosure Schedule which will be true, correct and complete as if the representations and warranties to which such Company Disclosure Schedule refers were made on such Final Company Disclosure Schedule Date. Notwithstanding the foregoing, any such revisions shall not be deemed to amend the Company Disclosure Schedule unless such revisions have been accepted in writing by Inculab.

     (b) Inculab Disclosure Schedule. Inculab will update the Inculab Disclosure Schedule from time to time through a date which is not more than five business days prior to the Effective Time (the "Final Inculab Disclosure Schedule Date"). On the Final Inculab Disclosure Schedule Date, Inculab shall deliver to the Company a revised Inculab Disclosure Schedule which will be true, correct and complete as if the representations and warranties to which such Inculab Disclosure Schedule refers were made on such Final Inculab Disclosure Schedule Date. Notwithstanding the foregoing, any such revisions shall not be deemed to amend the Inculab Disclosure Schedule unless such revisions have been accepted in writing by the Company.

SECTION IX.2 Notices. All notices and other communications given or made pursuant hereto shall be in writing and shall be deemed to have been duly given or made if and when delivered personally or by overnight courier to the parties at the following addresses (or at such other address for a party as shall be specified by like notice):

     (a) If to the Company (prior to the Effective Time) or to the Company Principal Shareholders:

               Initio, Inc.
               10 Henry Street
               Teterboro, New Jersey 07608
               Attention:  President

          With a copy to:

               Milberg Weiss Bershad Hynes & Lerach LLP
               One Pennsylvania Plaza
               New York, New York 10119-0165
               Attention:  Arnold N. Bressler, Esq.

     (b)  If to Inculab or the Inculab Principal Shareholders:

               Inculab, Inc.
               40 Wall Street, 59th Floor
               New York, New York 10005
               Attention:  President

          With a copy to:

               Kurzman Eisenberg Corbin Lever & Goodman, LLP
               521 Fifth Avenue
               New York, New York 10175
               Attention: Andrew J. Goodman, Esq.

                            ARTICLE X

                          MISCELLANEOUS

SECTION X.1 Amendment. This Agreement may be amended by the parties hereto by action taken by or on behalf of their respective Boards of Directors at any time prior to the Effective Time; provided, however, that, after approval of the Merger by the Shareholders of the Company, no amendment may be made which by law requires further approval by such Shareholders without such further approval. This Agreement may not be amended except by an instrument in writing signed by the parties hereto.

SECTION X.2 Waiver. Any party hereto may with respect to any other party hereto (a) extend the time for the performance of any of the obligations or other acts, (b) waive any inaccuracies in the representations and warranties contained herein or in any document delivered pursuant hereto, or (c) waive compliance with any of the agreements or conditions contained herein. Any such extension or waiver shall be valid only if set forth in an instrument in writing signed by the party or parties to be bound thereby.

SECTION X.3 Headings. The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

SECTION X.4 Severability. If any term or other provision of this Agreement is invalid, illegal or incapable of being enforced by any rule of law, or public policy, all other conditions and provisions of this Agreement shall nevertheless remain in full force and effect so long as the economic or legal substance of the transactions contemplated hereby is not affected in any manner adverse to any party. Upon such determination that any term or other provision is invalid, illegal or incapable of being enforced, the parties hereto shall negotiate in good faith to modify this Agreement so as to effect the original intent of the parties as closely as possible in an acceptable manner to the end that the transactions contemplated hereby are fulfilled to the fullest extent possible.

SECTION X.5 Entire Agreement. This Agreement constitutes the entire agreement and supersedes all prior agreements and undertakings, both written and oral, among the parties, or any of them, with respect to the subject matter hereof.

SECTION X.6 Assignment. This Agreement shall not be assigned by operation of law or otherwise.

SECTION X.7 Parties in Interest. This Agreement shall be binding upon and inure solely to the benefit of each party hereto their heirs and legal representatives, and nothing in this Agreement, express or implied, is intended to or shall confer upon any person other than a party hereto any right, benefit or remedy of any nature whatsoever under or by reason of this Agreement, including, without limitation, by way of subrogation.

SECTION X.8 Failure or Indulgence Not Waiver; Remedies. No failure or delay on the part of any party hereto in the exercise of any right hereunder shall impair such right or be construed to be a waiver of, or acquiescence in, any breach of any representation, warranty or agreement herein, nor shall any single or partial exercise of any such right preclude any other or further exercise thereof or of any other right.

SECTION X.9 Governing Law. This Agreement shall be governed by, and construed in accordance with, the internal laws of the State of Delaware applicable to contracts executed and fully performed within the State of Delaware. Having negotiated the terms of this Agreement in New York, the parties irrevocably consent and submit to the exclusive jurisdiction of the Supreme Court of the State of New York and the United States District Court for the Southern District of New York and waive any objections based on venue or forum non conveniens with respect to any action instituted therein arising under this Agreement and agree that any dispute with respect to any such matters shall be heard only in the courts described above.


SECTION X.10 Counterparts. This Agreement may be executed in one or more counterparts, and by the different parties hereto in separate counterparts, each of which when executed shall be deemed to be an original but all of which taken together shall constitute one and the same agreement.


     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.


                      INITIO, INC.


                      By:______________________________________
                                               Martin Fox,
                      President



                      SATURN ACQUISITION CORP.


                      By:_______________________________________
                                      Martin Fox, President



                      INCULAB, INC.


                      By:_________________________________________
                      ____
                           Joseph DeSena, Vice  President -
                      Business Development

                      Company Principal Shareholders:



                      ____________________________________________
                      ____
                                                          Martin
                      Fox

                      Shares Owned:    1,034,808

                      Options Owned:     250,000



__________________________________________
                         Daniel DeStefano

Shares Owned:    577,372

Options Owned: 250,000



MARTIN FOX RETIREMENT TRUST


By:_________________________________________
____
                    Martin Fox, Trustee

Shares Owned:    85,000

Options Owned:           0



DANIEL DESTEFANO RETIREMENT TRUST


By:_________________________________________
____
           Daniel DeStefano, Trustee

Shares Owned:   172,638

Options Owned:            0



____________________________________________
____
                            Marilyn
DeStefano

Shares Owned:   40,500

Options Owned:          0



SAMANTHA FOX TRUST


By:_________________________________________
_____
            Martin Fox, Trustee

Shares Owned:    45,449

Options Owned:           0



JOSHUA FOX TRUST


By:_________________________________________
_____
              Martin Fox, Trustee

Shares Owned:    56,535

Options Owned:           0



____________________________________________
_______
                     Daniel DeStefano, as
Custodian
for Andriana DeStefano, Danielle DeStefano and Dain Hamilton

Shares Owned:   30,000

Options Owned:          0

Inculab Principal Shareholders:

MOLINARI FAMILY PARTNERSHIP, LP


By:_________________________________________
______
       Vincent Molinari, General Partner

Shares Owned:    3,845,000

Options Owned:          0



GLOBAL LINK (CHINA) COMPANY LIMITED


By:_________________________________________
______
                John Fung, President

Shares Owned:    3,915,000

Options Owned:           0



____________________________________________
_____
            Joseph DeSena

Shares Owned:    270,000

Options Owned:            0
                                                        EXHIBIT 1.4


          (a)  Form of Surviving Corporation
               Articles of Incorporation


          See attached.


          (b)  Form of Surviving Corporation
               By-Laws


          See attached.


                                                        EXHIBIT 2


    REPRESENTATIONS AND WARRANTIES OF THE
           COMPANY AND MERGER SUB

Section   Title


  2.1     Organization and Qualification;
Subsidiaries
  2.2     Articles of Incorporation and
By-Laws
  2.3     Capitalization
  2.4     Authority Relative to this
Agreement
  2.5     No Conflict; Required Filings and
Consents
  2.6     Compliance; Permits
  2.7     Financial Statement and Related
Matters
  2.8     Absence of Certain Changes or
Events
  2.9     No Undisclosed Liabilities
  2.10    Absence of Litigation
  2.11    Employee Benefit Plans; Employment
          Agreements
  2.12    Labor Matters
  2.13    Contracts
  2.14    Property Matters
  2.15    Taxes
  2.16    Environmental Matters
  2.17    Conditions Affecting the Company
  2.18    Brokers
  2.19    Change in Control Payments
  2.20    Transactions with the Company
  2.21    Completeness of Disclosure
SECTION 2.1 Organization and Qualification; Subsidiaries. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada and has the requisite corporate power and authority and is in possession of all franchises, grants, authorizations, licenses, permits, easements, consents, certificates, approvals and orders ("Approvals") necessary to own, lease and operate the properties it purports to own, operate or lease and to carry on its business as it is now being conducted. The subsidiaries, as set forth in Section 2.1 of the Disclosure Schedule (the "Subsidiaries") are the only subsidiaries of the Company and are corporations duly organized, validly existing and in good standing under the laws of their incorporation. Each of the Company and the Subsidiaries is duly qualified or licensed as a foreign corporation to do business, and is in good standing, in each jurisdiction where the character of its properties owned, leased or operated by it or the nature of its activities makes such qualification or licensing necessary except where the failure to be so qualified or licensed has not had, and would not have, a material adverse effect.

SECTION 2.2 Articles of Incorporation and By-Laws. The Company has heretofore furnished to Inculab a complete and correct copy of its Articles of Incorporation and By-Laws as amended to date. Such Articles of Incorporation and By-Laws are in full force and effect. The Company is not in violation of any of the provisions of its Articles of Incorporation or By-Laws.

SECTION 2.3 Capitalization. The authorized capital stock of the Company consists of 10,000,000 shares of Capital Stock. As of the date hereof (i) 4,645,004 shares of Capital Stock are issued and outstanding, all of which are validly issued, and 407,571 shares of Capital Stock are held in treasury and (ii) all of the outstanding shares of Capital Stock are fully paid and non-assessable. Except as set forth in Section 2.3 of the written disclosure schedule delivered on or prior to the date hereof by the Company to Inculab (the "Company Disclosure Schedule"), there are no options, warrants or other rights, agreements, arrangements or commitments of any character relating to the issued or unissued capital stock of the Company or obligating the Company to issue or sell any shares of capital stock of, or other equity interests in, the Company. None of the options, warrants, rights, agreements, arrangements or commitments identified in Section 2.3 of the Company Disclosure Schedule provide that a holder thereof or a party thereto shall receive cash in respect of such options, warrants, rights, agreements or arrangements absent action by the Board of Directors or a committee thereof and no such action of the Board of Directors or a committee thereof has been taken (except as may be provided herein). True, correct and complete copies of the forms of all options, warrants, rights, agreements, arrangements or commitments identified in Section 2.3 of the Company Disclosure Schedule have been delivered to Inculab. All shares of Capital Stock subject to issuance as aforesaid, upon issuance on the terms and conditions specified in the instruments pursuant to which they are issuable, shall be duly authorized, validly issued, fully paid and nonassessable. Except as disclosed in Section 2.3 of the Company Disclosure Schedule, there are no obligations, contingent or otherwise, of the Company to repurchase, redeem or otherwise acquire any shares of Capital Stock or to provide funds to or make any investment (in the form of a loan, capital contribution, guaranty or otherwise) in another entity.

SECTION 2.4    Authority Relative to this Agreement.

          (a)  Each of the Company and
Merger Sub has all necessary corporate power and authority to execute and deliver this Agreement and to perform its obligations hereunder and to consummate the plan of reorganization and all other transactions contemplated hereby. The execution and delivery of this Agreement by the Company and the consummation by the Company and Merger Sub of the transactions contemplated hereby have been duly and validly authorized by all necessary corporate action, and no other corporate proceedings on the part of the Company and Merger Sub are necessary to authorize this Agreement or to consummate the transactions so contemplated (other than the adoption of this Agreement by the holders of at least a majority of the outstanding shares of Capital Stock entitled to vote in accordance with the NGCL and the Company's Articles of Incorporation and
By-Laws). This Agreement has been duly and validly executed and delivered by the Company and, assuming the due authorization, execution and delivery by Inculab, as applicable, constitutes a legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms.

          (b)  The Board of Directors of
each of the Company and of Merger Sub has duly and validly approved and taken all corporate action required to be taken by the Board of Directors for the consummation of the transactions contemplated by this
Agreement.  The Board of Directors of the
Company has determined that it is advisable and in the best interest of the Shareholders of the Company for the Company and Merger
Sub to enter into a plan of reorganization with Inculab upon the terms and subject to the conditions of this Agreement, and will recommend, that the Company Shareholders approve and adopt this Agreement and the Merger.

SECTION 2.5    No Conflict; Required Filings
and Consents.

          (a)  Except as set forth in
Section 2.5(a) of the Company Disclosure
Schedule, the execution and delivery of this Agreement by the Company and Merger Sub does not, and the performance of this Agreement by the Company and Merger Sub and the consummation of the plan of reorganization and all other transactions contemplated hereby will not, (i) conflict with or violate the Articles of Incorporation or By-Laws of either of the Company or Merger
Sub, or (ii) in a material way conflict with or in a material way violate any federal, foreign, state or provincial law, rule, regulation, order, judgment or decree
(collectively, "Laws") applicable to the
Company or Merger Sub or by which either of their respective properties are bound or affected.

          (b)  The execution and delivery of
this Agreement by the Company and Merger Sub does not, and the performance of this Agreement by the Company and Merger Sub will not, require any consent, approval, authorization or permit of, or filing with or notification to, any domestic or foreign governmental or regulatory authority except
(i) the filing and recordation of
appropriate merger or other documents as required by the NGCL and (ii) such filings and/or approvals as shall be necessary in connection with the SEC Filings and the Other Filings.

SECTION 2.6    Compliance; Permits.

          (a)  Except as disclosed in
Section 2.6(a) of the Company Disclosure
Schedule, neither the Company nor any of its Subsidiaries is in conflict with, or in default or violation of, (i) any Law applicable to the Company or any of its Subsidiaries or by which its or any of their respective properties is bound or affected or (ii) any note, bond, mortgage, indenture, contract, agreement, lease, license, permit, franchise or other instrument or obligation to which the Company or any of its Subsidiaries is a party or by which the Company or any of its Subsidiaries or any of their respective properties are bound or affected.

          (b)  Except as disclosed in
Section 2.6(b) of the Company Disclosure
Schedule, the Company holds all permits, licenses, easements, variances, exemptions, consents, certificates, orders and approvals from governmental authorities which are material to the operation of the business of the Company taken as a whole as it is now being conducted (collectively, the "Company
Permits") and the Company is in compliance with the terms of the Company Permits.

          (c)  The Company Permits are set
forth in Section 2.6(c) of the Company
Disclosure Schedule.

SECTION 2.7    Financial Statement and
Related Matters.

          (a)  Financial Statements.  The
Company has delivered to Inculab true and complete copies of (a) the balance sheets of the Company at April 30, 1999 and April 30,
1998 and the related statements of income and retained earnings, cash flow and changes in shareholders equity for the fiscal years then ended, certified by the Company's auditors (the "Company Audited Financial
Statements").  The Company has also
delivered to Inculab true and complete
copies of the unaudited balance sheet of the Company at January 31, 2000 and related statements of income and retained earnings and cash flows for the three-month and nine-month period then ended (the "Third Quarter
Financial Statement").  The 2000 Company
Financial Statement, the Company Audited
Financial Statements and the Third Quarter
Company Financial Statement are hereinafter called the "Company Financial Statements".
The Company Financial Statements have been or will be prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved, except that the Third Quarter
Financial Statement does not include all footnotes and year-end adjustments. The balance sheets included in the Company
Financial Statements, including the related notes, fairly present the financial position, assets and liabilities (whether accrued, absolute, contingent or otherwise) of the Company at the dates indicated, and the statements of income and retained earnings, cash flows and changes in shareholders equity included in the Company
Financial Statements fairly present the
results of operations, cash flows and
changes in shareholders equity of the
Company for the periods indicated.

          (b)  Books and Records.  The
books, records and accounts of the Company maintained with respect to its businesses accurately and fairly reflect, in reasonable detail, the transactions and the assets and liabilities of the Company. The Company has not engaged in any transaction, maintained any bank account or used any of the funds of the Company except for transactions, bank accounts and funds which have been and are reflected in the normally maintained books and records of its business.

SECTION 2.8    Absence of Certain Changes or
Events.  Except as set forth in Section
2.8(a) through Section 2.8(m) of the Company
Disclosure Schedule, since April 30, 2000 the Company has conducted its business in the ordinary course consistent with past practice and there has not occurred:

          (a)  any change, effect or
circumstance that, individually or, when taken together, is or is reasonably likely to be materially adverse to the business, assets (including intangible assets), financial condition, prospects or results of operations of the Company;

          (b)  any amendments or changes in
the Articles of Incorporation or By-laws of the Company;

          (c)  any damage to, destruction or
loss of any asset of the Company (whether or not covered by insurance) that would require expenditures in excess of $75,000 to repair or replace;

          (d)  any change by the Company in
its accounting methods, principles or
practices except as required by any change in generally accepted accounting principles;

          (e)  any revaluation by the
Company of any of its assets, including, without limitation, writing off notes or accounts receivable provided, however, such revaluation shall be permitted under generally accepted accounting principles;

          (f)  any sale, pledge, disposition
of or encumbrance upon any assets of the Company, except for sales of (i) immaterial assets not in excess of $25,000 in the aggregate, (ii) securities in the ordinary course of business and (iii) the Company's property in Carson City, Nevada, in an arm's length, bona fide transaction for a purchase price in excess of the book value of such property set forth in the Company's books and records;

          (g)  any cancellation of any debts
owed to or held by the Company;

          (h)  any execution or
implementation of any employment, bonus, deferred compensation, severance or similar agreement (or amendment of any such agreement), any increase in employee welfare or retirement benefits;

          (i)  any labor dispute or any
activity or proceeding by a labor union or representative thereof to organize any employees of the Company, or any lockouts, strikes, slowdowns, picketing, work stoppages or threats thereof by or with respect to such employees;

          (j)  any termination or notice of
termination of any contract, lease or
agreement;

          (k)  any failure to pay the
Company's creditors or to collect debt or obligations owed to the Company or any change in the Company's business practices inconsistent with prior practice;

          (l)  any contract or commitment
for capital expenditures in excess of
$75,000;

          (m)  any commitment or agreement
to undertake any of the foregoing.

SECTION 2.9    No Undisclosed Liabilities.
Except as is disclosed in Section 2.9 of the Company Disclosure Schedule, the Company has no liabilities (absolute, accrued, contingent or otherwise), except liabilities
(a) in the aggregate adequately reserved or provided for in the Company Financial
Statements (including any related notes
thereto) or (b) incurred since January 31, 2000 in the ordinary course of business consistent with past practice.

SECTION 2.10   Absence of Litigation.
Except as set forth in Section 2.10 of the Company Disclosure Schedule, there are no claims, actions, suits, proceedings or investigations pending or, to the knowledge of the Company, threatened against the Company or any of the Subsidiaries or any properties or rights of the Company or any of the Subsidiaries before any court, arbitrator or administrative, governmental or regulatory authority or body, domestic or foreign.

SECTION 2.11   Employee Benefit Plans;
Employment Agreements.  (a)   Except in each
case as set forth in Section 2.11 of the Company Disclosure Schedule, (i) there has been no "prohibited transaction," as such term is defined in Section 406 of the Employee Retirement Income Security Act of
1974, as amended ("ERISA"), and Section 4975 of the Code, with respect to any employee pension plans (as defined in Section 3(2) of ERISA any employee welfare plans (as defined in Section 3(1) of ERISA) or any bonus, stock option, stock purchase, incentive, deferred compensation, supplemental retirement, severance and other similar fringe or employee benefit plans, programs or arrangements (collectively, the "Company
Employee Plans"), which could result in any material liability of the Company; (ii) all Company Employee Plans are in compliance in all material respects with the requirements prescribed by any and all Laws (including
ERISA and the Code), currently in effect with respect thereto (including all applicable requirements for notification to participants or the Department of Labor, Pension Benefit Guaranty Corporation (the
"PBGC"), Internal Revenue Service (the
"IRS") or the Secretary of the Treasury), and the Company has performed all material obligations required to be performed by them under, is not in any material respect in default under or violation of, and has no knowledge of any material default or violation by any other party to, any of the Company Employee Plans; (iii) each Company
Employee Plan intended to qualify under
Section 401(a) of the Code and each trust intended to qualify under Section 501(a) of the Code is the subject of a favorable determination letter from the IRS, and nothing has occurred which may reasonably be expected to impair such determination; (iv) all contributions required to be made to any Company Employee Plan pursuant to Section
412 of the Code, or the terms of the Company
Employee Plan or any collective bargaining agreement, have been made on or before their due dates; (v) with respect to each Company
Employee Plan, no "reportable event" within the meaning of Section 4043 of ERISA
(excluding any such event for which the
30-day notice requirement has been waived under the regulations to Section 4043 of ERISA) nor any event described in Section
4062, 4063 or 4041 of ERISA has occurred;
(vi) no withdrawal (including a partial
withdrawal) has occurred with respect to any multiemployer plan within the meaning set forth in Section 3(37) of ERISA that has resulted in, or could reasonably be expected to result in, any material withdrawal liability for the Company; (vii) the Company has not incurred, nor does it reasonably expect to incur, any liability under Title
IV of ERISA (other than liability for
premium payments to the PBGC, and
contributions not in default to the
respective plans, arising in the ordinary course), and (viii) the Company has no liabilities for post-retirement welfare benefits, including retiree medical benefits. The Company Employee Plans are described in Section 2.11 of the Company
Disclosure Schedule and a copy of each plan has been furnished or made available to Inculab.

          (b)  Except as described in
Section 2.11 of the Company Disclosure
Schedule, the Company is not a party to or bound by any oral or written employment agreement (other than employment agreements terminable by the Company without penalty on notice of 30 days or less under which the only monetary obligation of the Company is to make current wage or salary payments and provide current fringe benefits), consulting, advisory or service agreement, deferred compensation agreement, confidentiality agreement or covenant not to compete. No employee of the Company whose salary and bonus is reasonably expected to exceed $50,000 in the Company's current fiscal year or whose salary and bonus exceeded such amount in the Company's prior fiscal year has ceased to be employed by the Company (other than through death or retirement at normal retirement age) during the preceding 12-month period.


SECTION 2.12   Labor Matters.  Except as set
forth in Section 2.12 of the Company
Disclosure Schedule, neither the Company nor any of its Subsidiaries is a party to any collective bargaining agreement or other labor union contract applicable to persons employed by the Company or any of its Subsidiaries, nor does the Company or any of its Subsidiaries know of any activities or proceedings of any labor union to organize any such employees.

SECTION 2.13   Contracts.

          (a)  Except as set forth in
Section 2.13(a) of the Company Disclosure
Schedule and the Company Financial
Statements, neither the Company nor the
Subsidiary is a party to or bound by
(collectively, "Company Agreements"):

                  (i)    any consignment,
distributor, dealer, sales agency,
advertising representative or advertising or public relations contract, agreement or commitment which the Company reasonably anticipates will involve the payment after the date hereof of more than $25,000 during the Company's current fiscal year, or which extends beyond December 31, 2000;

                 (ii)    any contract,
agreement, option, warrant, right or
commitment regarding the purchase, sale or issuance of capital shares (or interests therein) of the Company, including, without limitation, the Capital Stock;

                (iii)    any contract,
agreement or commitment regarding the sale of services by the Company, or for the purchase of goods or services by the Company, which the Company reasonably anticipates will involve the receipt or payment after the date hereof of more than $25,000 during the Company's current fiscal year, or which extends beyond December 31, 2000;

                 (iv)    any guarantee or
indemnification agreement for the benefit of any third party;

                  (v)    any tax sharing
          agreements;

                 (vi)    any contract,
agreement or commitment which provides for the incurrence by the Company of indebtedness for borrowed money;

               (vii      any partnership or
joint venture agreement;

               (viii     any contract,
agreement or commitment pursuant to which any person is granted a general or special power of attorney by the Company; or

               (ix  any other contract,
agreement, commitment, understanding or
instrument involving payment or receipt
after the date hereof of more than $25,000 in the aggregate in the current fiscal year of the Company and not terminable without penalty by the Company on 60 days' or less notice, or which is otherwise material to the operations of the Company.

          (b   Except as set forth in
Section 2.13(b) of the Company Disclosure
Schedule,

               (i   each of the Company's
leases, contracts and other agreements
listed in the Company Disclosure Schedule constitute a valid and binding obligation of the Company and, to the Company's knowledge, the other parties thereto, and is in full force and effect;

               (ii  the Company has not been
declared to be in breach or default under any of the Company Agreements and, to the Company's knowledge, no other party to any of the Company Agreements is in material breach or material default thereunder; and

               (iii      true and complete
copies of all Company Agreements, including any amendments thereto, have been made available to Inculab for its review.

SECTION 2.14   Property Matters.  Section
2.14 of the Company Disclosure Schedule sets forth all real property used by the Company and each of the Subsidiaries in the conduct of their respective businesses. Neither the Company nor any of the Subsidiaries has any right, title or interest in any real property other than the real property set forth in Section 2.14 of the Company
Disclosure Schedule.  Except as set forth in
Section 2.14 of the Company Disclosure
Schedule, each of the Company and the
Subsidiaries has good and marketable title to all of its properties and assets, free and clear of all Liens, charges and encumbrances; and all leases pursuant to which the Company or a Subsidiary leases from others real or personal property, are in good standing, valid and effective in accordance with their respective terms, and there is not under any of such leases, any existing material default or event of default (or event which with notice or lapse of time, or both, would constitute a material default). All assets and properties used in the business of the Company and each of the Subsidiaries are in good condition and repair, ordinary wear and tear excepted. The assets and properties owned, leased or licensed by the Company or each of the Subsidiaries are all assets and properties which are necessary for the conduct of their respective businesses as presently conducted. None of the buildings, structures, improvements, or parcels of real estate comprising the real property used by the Company or any of the Subsidiaries is in material violation of, or is the subject of any material complaint or notice of material violation of, any applicable zoning ordinance, building code or restrictive covenant. No person other than the Company or any of the Subsidiaries owns any equipment or other tangible assets used in the operation of its businesses, except for leased items and for items of immaterial value.

SECTION 2.15   Taxes.

          (a   For purposes of this
Agreement, "Tax" or "Taxes" shall mean
taxes, fees, levies, duties, tariffs,
imposts, and governmental impositions or charges of any kind in the nature of (or similar to) taxes, payable to any federal, state, local or foreign taxing authority, including (without limitation) (i) income, franchise, profits, gross receipts, ad valorem, net worth, value added, sales, use, service, real or personal property, special assessments, capital stock, license, payroll, withholding, employment, social security, workers' compensation, unemployment compensation, utility, severance, production, excise, stamp, occupation, premium, windfall profits, transfer and gains taxes, and (ii) interest, penalties, additional taxes and additions to tax imposed with respect thereto; and "Tax
Returns" shall mean returns, reports,
information statements and other similar documents with respect to Taxes required to be filed with the IRS or any other federal, foreign, state or provincial taxing authority, domestic or foreign, including, without limitation, consolidated, combined and unitary tax returns.

          (b   Other than as disclosed in
Section 2.15(b) of the Company Disclosure
Schedule,

               (i    the Company and each of
its Subsidiaries have timely filed with the appropriate taxing authorities all Tax
Returns required to be filed by them (giving effect to valid extensions) and all such Tax
Returns are true, correct and complete in all material respects;

               (ii  all material Taxes due
and owing by the Company and its
Subsidiaries have been timely paid or
adequately reserved for;

               (iii      there are no Tax
liens on any assets of the Company or any Subsidiary thereof other than liens relating to current Taxes not yet due and payable;

               (iv  neither the Company nor
any of its Subsidiaries has granted any
waiver of any statute of limitations with respect to, or any extension of a period for the assessment of, any Tax;

               (v   no power of attorney has
been granted with respect to any matter
relating to Taxes of the Company or any of its Subsidiaries which is currently in force;

               (vi  neither the Company nor
any of its Subsidiaries is, or has been, a United States real property holding corporation (as defined in Section 897(c)(2) of the Code) during the applicable period specified in Section 879(c)(1)(A)(ii) of the Code;

               (vii      the Company and
each of its Subsidiaries have complied in all material respects with all applicable laws, rules and regulations relating to Taxes required to be withheld or collected, including, without limitation, Taxes required to be withheld pursuant to Sections
1441 and 1442 of the Code and Taxes required to be withheld from employee wages;

               (viii     none of the Company
or any of its Subsidiaries has received any notice of an audit examination, deficiency, refund litigation, proposed adjustment or matter in controversy with respect to any Taxes or Tax Return of the Company or any of its Subsidiaries, and no audits or other administrative proceedings or court proceedings with respect to any Taxes or Tax
Returns of the Company or any of its
Subsidiaries are in progress;

               (ix  no taxing authority has
asserted that the Company or any of its
Subsidiaries was required to file any Tax
Return that was not filed;

               (x   neither the Company nor
any of its Subsidiaries is a "consenting corporation" within the meaning of Section
341(f) of the Code or has agreed to have
Section 341(f)(2) of the Code apply to any disposition of a subsection (f) asset (as such term is defined in Section 341(f)(4) of the Code) owned by the Company or any of its Subsidiaries;

               (xi  neither the Company nor
any of its Subsidiaries is a party to or bound by any Tax indemnity, sharing, allocation or similar contract or arrangement;

               (xii      neither the Company
nor any of its Subsidiaries is or has ever been a member of a group of corporations with which it has filed (or been required to file) consolidated, combined, unitary or similar Tax Returns, other than a group of which only the Company and its Subsidiaries are or were members;

               (xiii     neither the Company
nor any of its Subsidiaries has agreed to, or is required to, make any adjustment under
Section 481(a) of the Code by reason of a change in accounting method or otherwise;

               (xiv      the statute of
limitations for the assessment of Taxes has expired for all Tax Returns of the Company and its Subsidiaries or those Tax Returns have been audited and closed by the appropriate taxing authorities.

               (xv  the accruals and
reserves for Taxes (including deferred
taxes) reflected in the Company Financial
Statements are in all material respects
adequate to cover all Taxes required to be accrued through the date thereof (including interest and penalties, if any, thereon and Taxes being contested) in accordance with generally accepted accounting principles applied on a consistent basis.

          The representations set forth in
this Section 2.15 shall not be deemed
breached in the event the Company is
required to pay a Tax not reflected in the Company's books and records in an aggregate amount of less than $25,000 or if the Company shall incur additional liability with respect to unemployment insurance as a result of an audit by the state unemployment insurance authorities.

          (c   The Company does not own any
property of a character, the transfer of which pursuant to this Agreement, would give rise to, nor will the Company or Inculab suffer as a result of the consummation of the Merger, any documentary, stamp or other transfer tax.

SECTION 2.16   Environmental Matters.
Except as set forth in Section 2.16 of the Company Disclosure Schedule, each of the Company and its Subsidiaries: (i) has obtained all Approvals which are required to be obtained under, and are in compliance with, all applicable federal, state, foreign or local laws or any regulation, code, plan, order, decree, judgment, notice or demand letter issued, entered, promulgated or approved thereunder relating to pollution or protection of the environment, including laws relating to emissions, discharges, releases or threatened releases of pollutants, contaminants, or hazardous or toxic materials or wastes into ambient air, surface water, ground water, or land or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants or hazardous or toxic materials or wastes ("Environmental
Laws") by the Company or its Subsidiaries or their respective agents; (ii) is in compliance with all terms and conditions of such required Approvals, and also is in compliance with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables contained in applicable Environmental Laws; (iii) has not received notice of any past or present violations of Environmental Laws or any event, condition, circumstance, activity, practice, incident, action or plan which is reasonably likely to interfere with or prevent continued compliance with
Environmental Laws or which would give rise to any common law or statutory liability, or otherwise form the basis of any claim, action, suit or proceeding, against the Company or its Subsidiaries based on or resulting from the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling, or the emission, discharge or release into the environment, of any pollutant, contaminant or hazardous or toxic material or waste; and
(iv) has taken all actions necessary under applicable Environmental Laws to register any products or materials required to be registered by the Company or its Subsidiaries (or any of their respective agents) thereunder; (v) there is not located at any of the real property used by the Company or its Subsidiaries any underground storage tank, asbestos-containing material or equipment containing polychlorinated biphenyls; and (vi) the Company has provided to Inculab all written environmentally related audits, studies, reports, analyses, and results of investigations prepared by, or on behalf of, the Company that have been performed with respect to the Company's currently or previously owned, leased or operated properties.

SECTION 2.17   Conditions Affecting the
Company and its Subsidiaries. There is no fact, development or threatened development with respect to the markets, products, services, clients, customers, facilities, computer software, data bases, personnel, vendors, suppliers, operations, assets or prospects of the Company and its Subsidiaries which is known to the Company which would materially adversely affect the business, operations or prospects of the Company or its Subsidiaries considered as a whole, other than such conditions as may affect as a whole the economy generally.
The Company does not have any reason to
believe that any loss of any employee,
agent, customer or supplier or other
advantageous arrangement in respect of the Company will result because of the consummation of the transactions contemplated hereby.

SECTION 2.18   Brokers and Finders.  Other
than Pug Partners, no broker, finder or
investment banker or other party is entitled to any brokerage, finder's or other similar fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of the Company or its Subsidiaries or Affiliates. It is understood that the fee or commission payable to Pug Partners shall be set forth in a separate agreement.

SECTION 2.19   Change in Control Payments.
Except as set forth on Section 2.19 of the Company Disclosure Schedule, the Company has no plans, programs or agreements to which it is a party, or to which it is subject, pursuant to which payments (or acceleration of benefits) may be required upon, or may become payable directly or indirectly as a result of, the Merger or a change of control of the Company.

SECTION 2.20   Transactions with the
Company.  Except as set forth in
Schedule 2.20 of the Company Disclosure
Schedule, neither the Company nor its
Subsidiaries, nor any of their respective directors, officers or employees, nor any Affiliate of any of the foregoing (as such term is hereinafter defined), directly or indirectly (i) has any claim of any kind against the Company or its Subsidiaries or is owed any amounts by the Company or its Subsidiaries other than compensation payable by the Company for its current (but not any prior) pay period, (ii) is obligated to the Company or its Subsidiaries, (iii) has any interest (other than as a shareholder) in the assets of the Company or its Subsidiaries, whether pursuant to any lease, other agreement or otherwise, (iv) is a party to any executory agreement with the Company or its Subsidiaries, (v) is an adverse party, directly or indirectly, to any litigation or other proceedings to which the Company or its Subsidiaries or any of their respective assets are or may be subject, or (vi) owns, manages, operates, controls, is employed by or is otherwise in any manner connected with or interested in any entity with which the Company or its Subsidiaries have had any material business relationships, whether as a customer, supplier or otherwise, or which has been a competitor, directly or indirectly, of the Company or its Subsidiaries.

SECTION 2.21   Completeness of Disclosure.
No representation or warranty by the Company or its Subsidiaries in this Agreement nor any certificate, schedule, statement, document or instrument furnished or to be furnished to Inculab pursuant hereto, or in connection with the negotiation, execution or performance of this Agreement, contains or will contain any untrue statement of a material fact or omits or will omit to state a material fact required to be stated herein or therein or necessary to make any statement herein or therein not misleading.

                                                        EXHIBIT 3


  REPRESENTATIONS AND WARRANTIES OF INCULAB

Section   Title

 3.1      Organization and Qualification;

Subsidiaries

 3.2      Articles of Incorporation and

By-Laws

 3.3      Capitalization

 3.4      Authority Relative to this

Agreement

 3.5      No Conflict; Required Filings and

Consents

 3.6      Compliance; Permits

 3.7      Financial Statement and Related

Matters

 3.8      Absence of Certain Changes or

Events

 3.9      No Undisclosed Liabilities

 3.10     Absence of Litigation

 3.11     Employee Benefit Plans; Employment

Agreements

 3.12     Labor Matters

 3.13     Contracts

 3.14     Property Matters

 3.15     Taxes

 3.16     Environmental Matters

 3.17     Conditions Affecting the Company

 3.18     Brokers

 3.19     Change in Control Payments

 3.20     Transactions with the Company

 3.21     Completeness of Disclosure
SECTION 3.1 Organization and Qualification; Subsidiaries. Inculab is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has the requisite corporate power and authority and is in possession of all franchises, grants, authorizations, licenses, permits, easements, consents, certificates, approvals and orders ("Approvals") necessary to own, lease and operate the properties it purports to own, operate or lease and to carry on its business as it is now being conducted. Inculab is duly qualified or licensed as a foreign corporation to do business, and is in good standing, in each jurisdiction where the character of its properties owned, leased or operated by it or the nature of its activities makes such qualification or licensing necessary except where the failure to be so qualified or licensed has not had, and would not have, a material adverse effect. All of the business and operations of Inculab are conducted through, and all of the properties and assets of Inculab are owned, licensed or leased by, Inculab. Except as set forth in the Inculab Disclosure Schedule (as hereinafter defined) Inculab does not have any subsidiaries and owns no equity interest (or right to acquire any equity interest) in any entity.

SECTION 3.2 Articles of Incorporation and By-Laws. Inculab has heretofore furnished to the Company a complete and correct copy of its Articles of Incorporation and By-Laws as amended to date. Such Articles of Incorporation and By-Laws are in full force and effect. Inculab is not in violation of any of the provisions of its Articles of Incorporation or By-Laws.

SECTION 3.3 Capitalization. The authorized capital stock of Inculab consists of 50,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.01 par value.
As of the date hereof (i) no more than 10,750,000 shares of Inculab common stock are issued and outstanding, all of which are validly issued, and no shares of Inculab Common Stock are held in treasury;
(ii) no shares of Inculab preferred stock are issued or outstanding, and (iii) all of the outstanding shares of Inculab Common Stock are fully paid and non-assessable. Except as set forth in Section 3.3 of the written disclosure schedule delivered on or prior to the date hereof by Inculab to the Company (the "Inculab Disclosure Schedule"), there are no options, warrants or other rights, agreements, arrangements or commitments of any character relating to the issued or unissued capital stock of Inculab or obligating Inculab to issue or sell any shares of capital stock of, or other equity interests in, Inculab. None of the options, warrants, rights, agreements, arrangements or commitments identified in Section 3.3 of the Inculab Disclosure Schedule provide that a holder thereof or a party thereto shall receive cash in respect of such options, warrants, rights, agreements or arrangements absent action by the Board of Directors or a committee thereof and no such action of the Board of Directors or a committee thereof has been taken (except as may be provided herein). True, correct and complete copies of the forms of all options, warrants, rights, agreements, arrangements or commitments identified in Section 3.3 of the Inculab Disclosure Schedule have been delivered to the Company. All shares of Capital Stock subject to issuance as aforesaid, upon issuance on the terms and conditions specified in the instruments pursuant to which they are issuable, shall be duly authorized, validly issued, fully paid and nonassessable. Except as disclosed in Section 3.3 of the Inculab Disclosure Schedule, there are no obligations, contingent or otherwise, of Inculab to repurchase, redeem or otherwise acquire any shares of Inculab Capital Stock or to provide funds to or make any investment (in the form of a loan, capital contribution, guaranty or otherwise) in another entity.

SECTION 3.4    Authority Relative to this
Agreement.

          (a   Inculab has all necessary
corporate power and authority to execute and deliver this Agreement and to perform its obligations hereunder and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement by Inculab and the consummation by Inculab of the transactions contemplated hereby have been duly and validly authorized by all necessary corporate action, and no other corporate proceedings on the part of Inculab are necessary to authorize this Agreement or to consummate the transactions so contemplated (other than the adoption of this Agreement by the shareholders of Inculab Capital Stock entitled to vote in accordance with the Delaware General
Corporation Law and Inculab's Articles of
Incorporation and By-Laws). This Agreement has been duly and validly executed and delivered by Inculab and, assuming the due authorization, execution and delivery by
Company and Merger Sub, constitutes a legal, valid and binding obligation of Inculab enforceable against Inculab in accordance with its terms.

          (b   The Board of Directors of
Inculab has duly and validly approved and taken all corporate action required to be taken by the Board of Directors for the consummation of the transactions contemplated by this Agreement, has determined that it is advisable and in the best interest of the Shareholders of Inculab for Inculab to enter into a business combination with the Company upon the terms and subject to the conditions of this Agreement, and will recommend that the Inculab Shareholders approve and adopt this Agreement and the Merger.

SECTION 3.5    No Conflict; Required Filings
and Consents.

          (a   Except as set forth in
Section 3.5(a) of the Inculab Disclosure
Schedule, the execution and delivery of this Agreement by Inculab does not, and the performance of this Agreement by Inculab and the consummation of the transactions contemplated hereby will not, (i) conflict with or violate the Articles of Incorporation or By-Laws of Inculab or (ii) conflict in a material way with or violate in a material way any federal, foreign, state or provincial law, rule, regulation, order, judgment or decree (collectively,
"Laws") applicable to Inculab or by which its respective properties are bound or affected.

          (b   The execution and delivery of
this Agreement by Inculab does not, and the performance of this Agreement by Inculab will not, require any consent, approval, authorization or permit of, or filing with or notification to, any domestic or foreign governmental or regulatory authority except the filing and recordation of appropriate merger or other documents as required by the DGCL and (ii) such filings and/or approvals as shall be necessary in connection with the SEC Filings and the Other Filings.

SECTION 3.6    Compliance; Permits.

          (a   Except as disclosed in
Section 3.6(a) of Inculab Disclosure
Schedule, Inculab is not in conflict with,
or in default or violation of, (i) any law
applicable to Inculab or by which its
properties are bound or affected or (ii) any
note, bond, mortgage, indenture, contract,
agreement, lease, license, permit, franchise
or other instrument or obligation to which
Inculab is a party or by which Inculab or
its properties are bound or affected.
          (b   Except as disclosed in
Section 3.6(b) of the Inculab Disclosure
Schedule, Inculab holds all permits,
licenses, easements, variances, exemptions, consents, certificates, orders and approvals from governmental authorities which are material to the operation of the business of Inculab taken as a whole as it is now being conducted (collectively, the "Inculab
Permits") and Inculab is in compliance with the terms of the Inculab Permits.

          (c   The Inculab Permits are set
forth in Section 3.6(c) of the Inculab
Disclosure Schedule.

SECTION 3.7    Financial Statement and
Related Matters.

          (a   Financial Statements.
Inculab has delivered to the Company true and complete copies of the balance sheet of the Company at December 31, 1999 and the related statements of income and retained earnings, cash flow and changes in shareholders equity for the fiscal period then ended, certified by Inculab's auditors
(the "Inculab Audited Financial
Statements").  The Inculab Audited Financial
Statement and the 2000 Inculab Financial
Statement are hereinafter called the
"Inculab Financial Statements".  The Inculab
Financial Statements have been or will be prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved.
The balance sheets included in the Inculab
Financial Statements, including the related notes, fairly present the financial position, assets and liabilities (whether accrued, absolute, contingent or otherwise) of Inculab at the dates indicated, and the statements of income and retained earnings, cash flows and changes in shareholders equity included in the Inculab Financial
Statements fairly present the results of operations, cash flows and changes in shareholders equity of Inculab for the periods indicated.

          (b   Books and Records.  The
books, records and accounts of Inculab
maintained with respect to its businesses accurately and fairly reflect, in reasonable detail, the transactions and the assets and liabilities of Inculab. Inculab has not engaged in any transaction, maintained any bank account or used any of the funds of Inculab except for transactions, bank accounts and funds which have been and are reflected in the normally maintained books and records of its business.

SECTION 3.8    Absence of Certain Changes or
Events.  Except as set forth in Section
3.8(a) through Section3.8(m) of the Inculab
Disclosure Schedule, since December 31, 1999
Inculab has conducted its business in the ordinary course consistent with past practice and there has not occurred:

          (a   any change, effect or
circumstance that, individually or, when taken together, is or is reasonably likely to be materially adverse to the business, assets (including intangible assets), financial condition, prospects or results of operations of Inculab;

          (b   any amendments or changes in
the Articles of Incorporation or By-laws of Inculab;

          (c   any damage to, destruction or
loss of any asset of Inculab (whether or not covered by insurance) that would require expenditures in excess of $75,000 to repair or replace;

          (d   any change by Inculab in its
accounting methods, principles or practices except as required by any change in generally accepted accounting principles;

          (e   any revaluation by Inculab of
any of its assets, including, without
limitation, writing off notes or accounts receivable provided, however, such revaluation shall be permitted under generally accepted accounting principles;

          (f   any sale, pledge, disposition
of or encumbrance upon any assets of
Inculab, except sales of (i) immaterial
assets not in excess of $25,000 in the
aggregate and (ii) securities in the
ordinary course of business;

          (g   any cancellation of any debts
owed to or held by Inculab;

          (h   any execution or
implementation of any employment, bonus, deferred compensation, severance or similar agreement (or amendment of any such agreement), any increase in employee welfare or retirement benefits;

          (i   any labor dispute or any
activity or proceeding by a labor union or representative thereof to organize any employees of Inculab, or any lockouts, strikes, slowdowns, picketing, work stoppages or threats thereof by or with respect to such employees;

          (j   any termination or notice of
termination of any contract, lease or
agreement;

          (k   any failure to pay Inculab's
creditors or to collect debt or obligations owed to Inculab or any change in Inculab's business practices inconsistent with prior practice;

          (l   any contract or commitment
for capital expenditures in excess of
$75,000;

          (m   any commitment or agreement
to undertake any of the foregoing.

SECTION 3.9    No Undisclosed Liabilities.
Except as is disclosed in Section 3.9 of the Inculab Disclosure Schedule, Inculab has no liabilities (absolute, accrued, contingent or otherwise), except liabilities (a) in the aggregate adequately reserved or provided for in the Inculab Financial Statements
(including any related notes thereto) or (b) incurred since December 31, 1999 in the ordinary course of business consistent with past practice.

SECTION 3.10   Absence of Litigation.
Except as set forth in Section 3.10 of the Inculab Disclosure Schedule, there are no claims, actions, suits, proceedings or investigations pending or, to the knowledge of Inculab, threatened against Inculab or any properties or rights of Inculab before any court, arbitrator or administrative, governmental or regulatory authority or body, domestic or foreign.

SECTION 3.11   Employee Benefit Plans;
Employment Agreements.  (a)   Except in each
case as set forth in Section 3.11 of the Inculab Disclosure Schedule, (i) there has been no "prohibited transaction," as such term is defined in Section 406 of ERISA and
Section 4975 of the Code, with respect to any employee pension plans (as defined in Section 3(2) of the Employee Retirement
Income Security Act of 1974, as amended
("ERISA"), any employee welfare plans (as defined in Section 3(1) of ERISA) or any bonus, stock option, stock purchase, incentive, deferred compensation, supplemental retirement, severance and other similar fringe or employee benefit plans, programs or arrangements (collectively, the
"Inculab Employee Plans"), which could
result in any material liability of Inculab;
(ii) all Inculab Employee Plans are in
compliance in all material respects with the requirements prescribed by any and all laws
(including ERISA and the Code), currently in effect with respect thereto (including all applicable requirements for notification to participants or the Department of Labor, Pension Benefit Guaranty Corporation (the
"PBGC"), Internal Revenue Service (the
"IRS") or the Secretary of the Treasury), and Inculab has performed all material obligations required to be performed by it under, is not in any material respect in default under or violation of, and has no knowledge of any material default or violation by any other party to, any of the Inculab Employee Plans; (iii) each Inculab
Employee Plan intended to qualify under
Section 401(a) of the Code and each trust intended to qualify under Section 501(a) of the Code is the subject of a favorable determination letter from the IRS, and nothing has occurred which may reasonably be expected to impair such determination; (iv) all contributions required to be made to any Inculab Employee Plan pursuant to Section
412 of the Code, or the terms of the Inculab
Employee Plan or any collective bargaining agreement, have been made on or before their due dates; (v) with respect to each Inculab
Employee Plan, no "reportable event" within the meaning of Section 4043 of ERISA
(excluding any such event for which the
30-day notice requirement has been waived under the regulations to Section 4043 of ERISA) nor any event described in Section
4062, 4063 or 4041 of ERISA has occurred;
(vi) no withdrawal (including a partial
withdrawal) has occurred with respect to any multiemployer plan within the meaning set forth in Section 3(37) of ERISA that has resulted in, or could reasonably be expected to result in, any material withdrawal liability for Inculab; (vii) Inculab has not incurred, nor does it reasonably expect to incur, any liability under Title IV of ERISA
(other than liability for premium payments to the PBGC, and contributions not in default to the respective plans, arising in the ordinary course), and (viii) Inculab has no liabilities for post-retirement welfare benefits, including retiree medical benefits. The Inculab Employee Plans are described in Section 3.11 of the Inculab
Disclosure Schedule and a copy of each plan has been furnished or made available to Parent.

          (b   Except as described in
Section 3.11 of the Inculab Disclosure
Schedule, Inculab is not a party to or bound by any oral or written employment agreement
(other than employment agreements terminable by Inculab without penalty on notice of 30 days or less under which the only monetary obligation of Inculab is to make current wage or salary payments and provide current fringe benefits), consulting, advisory or service agreement, deferred compensation agreement, confidentiality agreement or covenant not to compete. No employee of Inculab whose salary and bonus is reasonably expected to exceed $50,000 in Inculab's current fiscal year or whose salary and bonus exceeded such amount in Inculab's prior fiscal year has ceased to be employed by Inculab (other than through death or retirement at normal retirement age) during the preceding 12-month period.

SECTION 3.12   Labor Matters.  Except as set
forth in Section 3.12 of the Inculab
Disclosure Schedule, Inculab is not a party to any collective bargaining agreement or other labor union contract applicable to persons employed by Inculab, nor does Inculab know of any activities or proceedings of any labor union to organize any such employees.

SECTION 3.13   Contracts.

          (a   Except as set forth in
Section 3.13(a) of the Inculab Disclosure
Schedule and the Inculab Financial
Statements, Inculab is not a party to or bound by (collectively, "Inculab
Agreements"):

               (i   any consignment,
distributor, dealer, sales agency,
advertising representative or advertising or public relations contract, agreement or commitment which Inculab reasonably anticipates will involve the payment after the date hereof of more than $25,000 during Inculab's current fiscal year;

               (ii  any contract, agreement,
option, warrant, right or commitment
regarding the purchase, sale or issuance of capital shares (or interests therein) of Inculab, including, without limitation, the
Inculab Capital Stock;

               (iii      any contract,
agreement or commitment regarding the sale of services by Inculab, or for the purchase of goods or services by Inculab, which Inculab reasonably anticipates will involve the receipt or payment after the date hereof of more than $25,000 during Inculab's current fiscal year;

               (iv  any guarantee or
indemnification agreement for the benefit of any third party;

               (v   any tax sharing
          agreements;

               (vi  any contract, agreement
or commitment which provides for the
incurrence by Inculab of indebtedness for borrowed money;

               (vii      any partnership or
          joint venture agreement;

               (viii     any contract,
agreement or commitment pursuant to which any person is granted a general or special power of attorney by Inculab; or

               (ix  any other contract,
agreement, commitment, understanding or
instrument involving payment or receipt
after the date hereof of more than $25,000 in the aggregate in the current fiscal year of Inculab and not terminable without penalty by Inculab on 60 days' or less notice, or which is otherwise material to the operations of Inculab.

          (b   Except as set forth in
Section 3.13(b) of the Inculab Disclosure
Schedule,

               (i   each of Inculab's
leases, contracts and other agreements
listed in the Inculab Disclosure Schedule constitute a valid and binding obligation of Inculab and, to Inculab's knowledge, the other parties thereto, and is in full force and effect;

               (ii  Inculab has not been
declared to be in breach or default under any of the Inculab Agreements and, to Inculab's knowledge, no other party to any of the Inculab Agreements is in material breach or material default thereunder; and

               (iii      true and complete
copies of all Inculab Agreements, including any amendments thereto, have been made available to the Company for its review.

SECTION 3.14   Property Matters.  Section
3.14 of the Inculab Disclosure Schedule sets forth all real property used by Inculab in the conduct of its business. [Inculab does not have any right, title or interest in any real property other than the leased real property set forth in Section 3.14 of the Inculab Disclosure Schedule.] Except as set forth in Section 3.14 of the Inculab
Disclosure Schedule, Inculab has good and marketable title to all of its properties and assets, free and clear of all Liens, charges and encumbrances; and all leases pursuant to which Inculab leases from others real or personal property, are in good standing, valid and effective in accordance with their respective terms, and there is not under any of such leases, any existing material default or event of default (or event which with notice or lapse of time, or both, would constitute a material default).
All assets and properties used in the
business of Inculab are in good condition and repair, ordinary wear and tear excepted.
The assets and properties owned, leased or licensed by Inculab are all assets and properties which are necessary for the conduct of its business as presently conducted. None of the buildings, structures, improvements, or parcels of real estate comprising the real property used by Inculab is in material violation of, or is the subject of any material complaint or notice of material violation of, any applicable zoning ordinance, building code or restrictive covenant. No person other than Inculab owns any equipment or other tangible assets used in the operation of its businesses, except for leased items and for items of immaterial value.

SECTION 3.15   Taxes.

          (a   For purposes of this
Agreement, "Tax" or "Taxes" shall mean
taxes, fees, levies, duties, tariffs,
imposts, and governmental impositions or charges of any kind in the nature of (or similar to) taxes, payable to any federal, state, local or foreign taxing authority, including (without limitation) (i) income, franchise, profits, gross receipts, ad valorem, net worth, value added, sales, use, service, real or personal property, special assessments, capital stock, license, payroll, withholding, employment, social security, workers' compensation, unemployment compensation, utility, severance, production, excise, stamp, occupation, premiums, windfall profits, transfer and gains taxes, and (ii) interest, penalties, additional taxes and additions to tax imposed with respect thereto; and "Tax
Returns" shall mean returns, reports,
information statements and other similar documents with respect to Taxes required to be filed with the IRS or any other federal, foreign, state or provincial taxing authority, domestic or foreign, including, without limitation, consolidated, combined and unitary tax returns.

          (b   Other than as disclosed in
Section 3.15(b) of the Inculab Disclosure
Schedule,

               (i    Inculab and each of its
Subsidiaries have timely filed with the
appropriate taxing authorities all Tax
Returns required to be filed by them (giving effect to valid extensions) and all such Tax
Returns are true, correct and complete in all material respects;

               (ii  all material Taxes due
and owing by Inculab and its Subsidiaries have been timely paid or adequately reserved for;

               (iii      there are no Tax
liens on any assets of Inculab or any
Subsidiary thereof other than liens relating to current Taxes not yet due and payable;

               (iv  neither Inculab nor any
of its Subsidiaries has granted any waiver of any statute of limitations with respect to, or any extension of a period for the assessment of, any Tax;

               (v   no power of attorney has
been granted with respect to any matter
relating to Taxes of Inculab or any of its Subsidiaries which is currently in force;

               (vi  neither Inculab nor any
of its Subsidiaries is, or has been, a
United States real property holding
corporation (as defined in Section 897(c)(2) of the Code) during the applicable period specified in Section 879(c)(1)(A)(ii) of the Code;

               (vii      Inculab and each of
its Subsidiaries have complied in all
material respects with all applicable laws, rules and regulations relating to Taxes required to be withheld or collected, including, without limitation, Taxes required to be withheld pursuant to Sections
1441 and 1442 of the Code and Taxes required to be withheld from employee wages;

               (viii     none of Inculab or
any of its Subsidiaries has received any notice of an audit examination, deficiency, refund litigation, proposed adjustment or matter in controversy with respect to any Taxes or Tax Return of Inculab or any of its Subsidiaries, and no audits or other administrative proceedings or court proceedings with respect to any Taxes or Tax
Returns of Inculab or any of its
Subsidiaries are in progress;

               (ix  no taxing authority has
asserted that Inculab or any of its
Subsidiaries was required to file any Tax
Return that was not filed;

               (x   neither Inculab nor any
of its Subsidiaries is a "consenting
corporation" within the meaning of Section
341(f) of the Code or has agreed to have
Section 341(f)(2) of the Code apply to any disposition of a subsection (f) asset (as such term is defined in Section 341(f)(4) of the Code) owned by Inculab or any of its Subsidiaries;

               (xi  neither Inculab nor any
of its Subsidiaries is a party to or bound by any Tax indemnity, sharing, allocation or similar contract or arrangement;

               (xii      neither Inculab nor
any of its Subsidiaries is or has ever been a member of a group of corporations with which it has filed (or been required to file) consolidated, combined, unitary or similar Tax Returns, other than a group of which only Inculab and its Subsidiaries are or were members;

               (xiii     neither Inculab nor
any of its Subsidiaries has agreed to, or is
required to, make any adjustment under
Section 481(a) of the Code by reason of a
change in accounting method or otherwise;
               (xiv      the statute of
limitations for the assessment of Taxes has expired for all Tax Returns of Inculab and its Subsidiaries or those Tax Returns have been audited and closed by the appropriate taxing authorities.

               (xv  The accruals and
reserves for Taxes (including deferred
taxes) reflected in the Inculab Financial
Statements are in all material respects
adequate to cover all Taxes required to be accrued through the date thereof (including interest and penalties, if any, thereon and Taxes being contested) in accordance with generally accepted accounting principles applied on a consistent basis.

          The representations set forth in
this Section 3.15 shall not be deemed
breached in the event Inculab is required to pay a Tax not reflected in Inculab's books and records in an aggregate amount of less than $25,000 or if Inculab shall incur additional liability with respect to unemployment insurance as a result of an audit by the state unemployment insurance authorities.

          (c   Inculab does not own any
property of a character, the indirect
transfer of which pursuant to this
Agreement, would give rise to, nor will
Inculab suffer as a result of the
consummation of the Merger, any documentary, stamp or other transfer tax.

SECTION 3.16   Environmental Matters.
Except as set forth in Section 3.16 of the Inculab Disclosure Schedule, Inculab: (i) has obtained all Approvals which are required to be obtained under, and are in compliance with, all applicable federal, state, foreign or local laws or any regulation, code, plan, order, decree, judgment, notice or demand letter issued, entered, promulgated or approved thereunder relating to pollution or protection of the environment, including laws relating to emissions, discharges, releases or threatened releases of pollutants, contaminants, or hazardous or toxic materials or wastes into ambient air, surface water, ground water, or land or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants or hazardous or toxic materials or wastes ("Environmental
Laws") by Inculab or its agents; (ii) is in compliance with all terms and conditions of such required Approvals, and also is in compliance with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables contained in applicable Environmental Laws; (iii) has not received notice of any past or present violations of Environmental Laws or any event, condition, circumstance, activity, practice, incident, action or plan which is reasonably likely to interfere with or prevent continued compliance with
Environmental Laws or which would give rise to any common law or statutory liability, or otherwise form the basis of any claim, action, suit or proceeding, against Inculab based on or resulting from the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling, or the emission, discharge or release into the environment, of any pollutant, contaminant or hazardous or toxic material or waste; and
(iv) has taken all actions necessary under applicable Environmental Laws to register any products or materials required to be registered by Inculab (or any of its agents) thereunder; (v) there is not located at any of the real property used by Inculab any underground storage tank, asbestos-containing material or equipment containing polychlorinated biphenyls; and
(vi) Inculab has provided to the Company all written environmentally related audits, studies, reports, analyses, and results of investigations prepared by, or on behalf of, Inculab that have been performed with respect to Inculab's currently or previously owned, leased or operated properties.

SECTION 3.17   Conditions Affecting Inculab.
There is no fact, development or threatened development with respect to the markets, products, services, clients, customers, facilities, computer software, data bases, personnel, vendors, suppliers, operations, assets or prospects of Inculab which is known to Inculab which would materially adversely affect the business, operations or prospects of Inculab considered as a whole, other than such conditions as may affect as a whole the economy generally. Inculab does not have any reason to believe that any loss of any employee, agent, customer or supplier or other advantageous arrangement in respect of Inculab will result because of the consummation of the transactions contemplated hereby.

SECTION 3.18   Brokers and Finders.  Other
than Pug Partners, no broker, finder or
investment banker or other party is entitled to any brokerage, finder's or other similar fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of Inculab. It is understood that the fee or commission payable to Pug Partners shall be set forth in a separate agreement.

SECTION 3.19   Change in Control Payments.
Except as set forth on Section 3.19 of the Inculab Disclosure Schedule, Inculab has no plans, programs or agreements to which it is a party, or to which it is subject, pursuant to which payments (or acceleration of benefits) may be required upon, or may become payable directly or indirectly as a result of, the Merger or a change of control of Inculab.

SECTION 3.20   Transactions with Inculab.
Except as set forth in Schedule 3.20 of the Inculab Disclosure Schedule, neither
Inculab, nor any director, officer or
employee of Inculab, nor any Affiliate of any of the foregoing (as such term is hereinafter defined), directly or indirectly
(i) has any claim of any kind against
Inculab or is owed any amounts by Inculab other than compensation payable by Inculab for its current (but not any prior) pay period, (ii) is obligated to Inculab, (iii) has any interest (other than as a shareholder) in the assets of Inculab, whether pursuant to any lease, other agreement or otherwise, (iv) is a party to any executory agreement with Inculab, (v) is an adverse party, directly or indirectly, to any litigation or other proceedings to which Inculab or any of its assets are or may be subject, or (vi) owns, manages, operates, controls, is employed by or is otherwise in any manner connected with or interested in any entity with which Inculab has had any material business relationships, whether as a customer, supplier or otherwise, or which has been a competitor, directly or indirectly, of Inculab.

SECTION 3.21   Completeness of Disclosure.
No representation or warranty by Inculab in this Agreement nor any certificate, schedule, statement, document or instrument furnished or to be furnished to the Company pursuant hereto, or in connection with the negotiation, execution or performance of this Agreement, contains or will contain any untrue statement of a material fact or omits or will omit to state a material fact required to be stated herein or therein or necessary to make any statement herein or therein not misleading.
                                                       EXHIBIT 4A




                  REPRESENTATIONS AND WARRANTIES
              OF THE COMPANY PRINCIPAL SHAREHOLDERS



Section   Title

4A.1      Authority; No Violation

4A.2      No Conflict; Required Filing and
Consents

4A.3      Title to Capital Stock

4A.4      Shareholders Meeting

SECTION 4 .1   Authority; No Violation.

          (a   Each Company Principal Shareholder has full power
and authority to execute and deliver this Agreement and to perform its or his obligations hereunder and to consummate those transactions relevant to such Company Principal Shareholder contemplated hereby. With respect to any Company Principal Shareholder which is not a natural person, the person executing this Agreement for such Company Principal Shareholder represents and warrants that he or she has full power and authority to bind such Company Principal Shareholder to the obligations hereunder.

          (b   The execution, delivery and performance of this
Agreement by each Company Principal Shareholder does not conflict with (i) any agreement or other instrument to which such Company Principal Shareholder is a party or by which such Company Principal Shareholder is bound or (ii) with respect to a Company Principal Shareholder which is a corporation, its Articles of Incorporation or by-laws.

          (c   The execution and delivery of this Agreement by each
Company Principal Shareholder which is a corporation and the consummation by such Company Principal Shareholder of the transactions contemplated hereby have been duly and validly authorized by all necessary corporate action on the part of such Company Principal Shareholder, and no other corporate proceedings on the part of such Company Principal Shareholder are necessary to authorize this Agreement or to consummate the transactions so contemplated.

          (d   This Agreement has been duly and validly executed
and delivered by each Company Principal Shareholder and, assuming the due authorization, execution and delivery by the Company and Inculab, constitutes a legal, valid and binding obligation of each Company Principal Shareholder enforceable against each of them in accordance with its terms.

SECTION 4 .2   No Conflict; Required Filing and Consents.

          (a) The execution and delivery of this Agreement by each Company Principal Shareholder does not, and the performance of this Agreement by each Company Principal Shareholder and the consummation of the transactions contemplated hereby will not, (i) conflict with or violate any laws applicable to such Company Principal Shareholder or by which its or his respective properties are bound or affected, or (ii) result in any breach of or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or impair such Company Principal Shareholder's rights or alter the rights or obligations of any third party under, or give to others any rights of termination, amendment, acceleration or cancellation of, or result in the creation of a Lien on any of the properties or assets of such Company Principal Shareholder pursuant to, any note, bond, mortgage, indenture, contract, agreement, lease, license, permit, franchise or other instrument or obligation to which such Company Principal Shareholder is a party or by which such Company Principal Shareholder or its or his properties are bound or affected.

          (b)  The execution and delivery of
this Agreement by each Company Principal
Shareholder does not, and the performance of this Agreement by each Company Principal
Shareholder will not, require any consent, approval, authorization or permit of, or filing with or notification to, any governmental or regulatory authority, domestic or foreign, except (i) for the filing and recordation of appropriate merger or other documents as required by the NGCL, and (ii) where the failure to obtain such consents, approvals, authorizations or permits, or to make such filings or notifications would not (A) prevent or delay consummation of the Merger, or (B) otherwise prevent each Company Principal Shareholder from performing their respective obligations under this Agreement.

SECTION 4 .3   Title to Capital Stock.  Each
Company Principal Shareholder has good,
valid and marketable title to the number of shares of Capital Stock set forth below such Company Principal Shareholder's name on the signature page hereof, and will, upon the exercise of stock options, if any, held by such Company Principal Shareholder, have good, valid and marketable title to the number of additional shares of Capital Stock if any, set forth below such Company
Principal Shareholder's name, in each case free and clear of all Liens and has, or upon exercise of the options held by him will have, full right and power to vote and dispose of such shares of Capital Stock as contemplated herein.

SECTION 4 .4   Shareholders Meeting.  Each
Company Principal Shareholder hereby
represents and warrants that it or he has voted all of its or his shares of Capital
Stock in favor of the Merger.  Each Company
Principal Shareholder agrees to take all such steps as shall be reasonably necessary to effectuate the transactions set forth in this Agreement.
                                                       EXHIBIT 4B




                  REPRESENTATIONS AND WARRANTIES
                OF INCULAB PRINCIPAL SHAREHOLDERS



Section   Title

4B.1      Authority; No Violation

4B.2      No Conflict; Required Filing and
Consents

4B.3      Title to Capital Stock

4B.4      Shareholders Meeting




SECTION 4B.1   Authority; No Violation.

          (1) Each Inculab Principal Shareholder has full power and authority to execute and deliver this Agreement and to perform its or his obligations hereunder and to consummate those transactions relevant to such Inculab Principal Shareholder contemplated hereby with respect to any Inculab Principal Shareholder which is not a natural person, the person executing this Agreement for such Inculab Principal Shareholder represents and warrants that he or she has full power and authority to bind such Inculab Principal Shareholder to the obligations hereunder.

          (2) The execution, delivery and performance of this Agreement by each Inculab Principal Shareholder does not conflict with (i) any agreement or other instrument to which such Inculab Principal Shareholder is a party or by which such Inculab Principal Shareholder is bound or (ii) with respect to an Inculab Principal Shareholder which is a corporation, its Articles of Incorporation or by-laws.

          (c) The execution and delivery of this Agreement by each Inculab Principal Shareholder which is a corporation and the consummation by such Inculab Principal Shareholder of the transactions contemplated hereby have been duly and validly authorized by all necessary corporate action on the part of such Inculab Principal Shareholder, and no other corporate proceedings on the part of such Inculab Principal Shareholder are necessary to authorize this Agreement or to consummate the transactions so contemplated.

          (d) This Agreement has been duly and validly executed and delivered by each Inculab Principal Shareholder and, assuming the due authorization, execution and delivery by the Company and Inculab, constitutes a legal, valid and binding obligation of each Inculab Principal Shareholder enforceable against each of them in accordance with its terms.

SECTION 4B.2   No Conflict; Required Filing and Consents.

          (1) The execution and delivery of this Agreement by each Inculab Principal Shareholder do not, and the performance of this Agreement by each Inculab Principal Shareholder and the consummation of the transactions contemplated hereby will not, (i) conflict with or violate any laws applicable to such Inculab Principal Shareholder or by which its or his respective properties are bound or affected, or (ii) result in any breach of or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or impair such Inculab Principal Shareholder's rights or alter the rights or obligations of any third party under, or give to others any rights of termination, amendment, acceleration or cancellation of, or result in the creation of a Lien on any of the properties or assets of such Inculab Principal Shareholder pursuant to, any note, bond, mortgage, indenture, contract, agreement, lease, license, permit, franchise or other instrument or obligation to which such Inculab Principal Shareholder is a party or by which such Inculab Principal Shareholder or its or his properties are bound or affected.

          (2)  The execution and delivery of
this Agreement by each Inculab Principal
Shareholder does not, and the performance of this Agreement by each Inculab Principal
Shareholder will not, require any consent, approval, authorization or permit of, or filing with or notification to, any governmental or regulatory authority, domestic or foreign, except (i) for the filing and recordation of appropriate merger or other documents as required by the Delaware General Corporation Law, and (ii) where the failure to obtain such consents, approvals, authorizations or permits, or to make such filings or notifications would not
(A) prevent or delay consummation of the Merger, or (B) otherwise prevent each Inculab Principal Shareholder from perform ing their respective obligations under this Agreement.

SECTION 4B.3   Title to Inculab Capital
Stock. Except as set forth in Section 4B.C of the Inculab Principal Shareholders
Disclosure Schedule, each Inculab Principal
Shareholder has good, valid and marketable title to the number of shares of Inculab
Capital Stock set forth below such Inculab
Principal Shareholder's name on the
signature page hereof, and will, upon the exercise of stock options, if any, held by such Inculab Principal Shareholder, have good, valid and marketable title to the number of additional shares of Inculab
Capital Stock if any, set forth below such Inculab Principal Shareholder's name, in each case free and clear of all Liens and has, or upon exercise of the options held by him will have, full right and power to vote and dispose of such shares of Inculab
Capital Stock as contemplated herein.

SECTION 4B.4   Shareholders Meeting.  Each
Inculab Principal Shareholder hereby
represents and warrants that it or he has voted all of its or his shares of Inculab
Capital Stock in favor of the Merger.  Each
Inculab Principal Shareholder agrees to take all such steps as shall be reasonably necessary to effectuate the transactions set forth in this Agreement.