Form 10QSB
period 2000-07-31
INITIO INC
filed 2000-09-14
CIK 50505

United States
                  Securities and Exchange Commission
                        Washington, D.C. 20549
                    ------------------------------
                              Form 10 QSB

       ( X ) Quarterly Report pursuant to Section 13 or 15 ( d )
                of the Securities Exchange Act of 1934
            For the Quarterly Period Ended July 31st, 2000

      (    ) Transition Report pursuant to Section 13 or 15 ( d )
                of the Securities Exchange Act of 1934
                   --------------------------------
                    Commission File Number  0-9848

                             Initio, Inc.

 (Exact name of small business registrant as specified in its charter)

Nevada                                                      22-1906744
(State or other jurisdiction of                          (IRS Employer
incorporation  or  organization)                    Identification No. )

2500 Arrowhead, Drive, Carson City, Nevada          89706
(Address of principal executive office)          (Zip Code)

 Registrant's telephone number, including area code:  (775) 883 5469

Indicate  by  check mark whether the registrant  ( 1 ) has  filed  all reports required to be filed by Section 13 or 15 ( d ) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period the registrant was required to file such reports), and ( 2 ) has been subject to such filing requirements for
the past 90 days. Yes  X   No

 The number of shares outstanding of the registrant's common stock as of
                  September 10th, 2000 was 4,645,004
       Transitional Small Business Disclosure Format Yes   No X


                             Initio, Inc.
                              Form 10-QSB
                  For the Quarter Ended July 31, 2000
                               Contents


Part I. Financial Information
Page

 Item 1. Financial Statements
 a)   Consolidated Statements of Operations and  Comprehensive Income
   (Loss) for the Three
           Months Ended July 31st, 2000 and 1999                          1.
    b)  Consolidated Balance Sheets as of July 31st, 2000 and
         April 30th, 2000                                                 3.
   c) Consolidated Statements of Cash Flows for the Three
         Months Ended July 31st, 2000 and 1999                            5.
    d) Notes to Financial Statements                                      7.

 Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         9.

Part II. Other Information

 Item 6. Exhibits and Reports on Form 8K
       a) Exhibit 27                                                     10.

Signatures                                                               12.




Initio, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) For the three months ended
(Unaudited)

                                                    July 31, 2000  July 31, 1999
Revenues:
  Interest and dividends                                  $88,263      $100,243
  Gain on the sale of marketable securities                58,194        43,793
  Rental income                                            38,000        84,000
  Other                                                   -              18,355
                                                          184,457       246,391

Expenses:
 General and administrative                               116,163       146,234
 Interest                                                  50,617        81,688
                                                          166,780       227,922

Income from continuing operations
  before income (taxes) benefit                            17,677        18,469

Income tax (expense) benefit:
  Current                                                    (620)
  Deferred                                                 (5,580)      920,000

Income from continuing operations                          11,477       938,469

Gain on sale of discontinued operations, net of
 income taxes of $ 884,000                                -           1,503,986

Net income                                                 11,477     2,442,455

Other Comprehensive Income (loss):
  Unrealized Gains (losses) on
  Marketable Securities:
    Arising during the period                            (106,652)      (53,920)
    Reclassification of Gains Realized in
     Other Income                                         (11,390)      (48,516)

                                                         (118,042)     (102,436)

Comprehensive income (loss)                       $      (106,565)  $ 2,340,019






     The accompanying notes are an integral part of these financial statements.


                                                          1.





Initio, Inc.
Consolidated Statements of Operations and Comprehensive Income(Loss)(continued) For the three months ended
(Unaudited)


                                                    July 31, 2000  July 31, 1999
Income per Common Share:
                    Basic:
                     Continuing operations                  $0.00         $0.20
                     Income from discontinued
                      operations                          -                0.32
                     Net income                             $0.00         $0.52

                    Diluted:
                     Continuing operations                  $0.00         $0.19
                     Income from discontinued
                      operations                          -                0.30
                     Net income                             $0.00         $0.49

Weighted Average Shares:
                    Basic                                4,645,004    4,666,616
                    Diluted                              4,976,103    4,991,491



























   The accompanying notes are an integral part of these financial statements.


                                                          2.


Initio, Inc.
Consolidated Balance Sheets
As of

                                              July 31, 2000       April 30, 2000
                                               (Unaudited)         (Audited)

Assets
  Cash                                             $631,262             $550,025
  Marketable securities                           2,598,897            2,938,282
  Deferred tax asset                              1,256,182            1,261,762
  Building and improvements, net                      -                1,493,120
  Vehicles and equipment, net                        25,291               24,155
  Building held for sale                          1,493,120                -
  Convertible debenture                           3,000,000            3,000,000
  Notes receivable                                  424,752              426,841
  Other assets                                      106,264               44,471

       Total assets                              $9,535,768            9,738,656


Liabilities and Stockholders' Equity


Liabilities:
  Accounts payable and accrued expenses              92,486              109,286
  Income taxes payable                                5,120               45,000
  Mortgage payable                                  813,934              825,577
  Other liabilities                                    -                  28,000
  Subordinated convertible debenture              1,500,000            1,500,000

     Total liabilities                            2,411,540            2,507,863


Commitments


Stockholders' Equity
  Common Stock, $ .01 par value, Authorized
   10,000,000 shares, 5,052,575 issued and
   4,645,004 outstanding shares                      50,526              50,526
  Additional paid in capital                      8,652,670           8,652,670
  Accumulated deficit                            (1,000,471)         (1,011,948)
  Accumulated other comprehensive income               (760)            117,282
                                                  7,701,965           7,808,530

  Less: Treasury stock, 407,571
   common shares                                   (577,737)          (577,737)
     Total stockholders' equity                   7,124,228           7,230,793

     Total liabilities and stockholders' equity  $9,535,768          $9,738,656


    The accompanying notes are an integral part of these financial statements.

                                                          3.









Initio, Inc.
Consolidated Statements of Cash Flows
For the three months ended
(Unaudited)

                                                    July 31, 2000  July 31, 1999

Cash Flows from Operating Activities

  Net income                                         $     11,477    $2,442,455
  Adjustments to reconcile net income to net
    cash (used in) operating activities:
     Gain on sale of discontinued operations              -          (1,503,986)
     Gain on sale of marketable securities                (58,194)      (43,793)
     Depreciation and amortization                          1,681        24,913
     Deferred tax expense (benefit)                         5,580      (920,000)
     Net increase in net assets of discontinued oper      -            (282,578)
     Net increase in other assets                         (61,793)     (175,777)
     Net increase (decrease) in other liabilities         (84,680)      109,928

  Net cash (used in) operating activities                (185,929)     (348,838)


Cash flows from Investing Activities

  Proceeds from sale of discontinued operations           -             552,328
  Proceeds from sale of Peabody facility                  -             253,080
  Purchases of property and equipment                      (2,817)      (37,927)
  Net proceeds from sales/(purchases) of
     marketable securities                                279,537      (133,687)
  Proceeds from collection of notes receivable              2,089         1,526
       Net cash provided by investing activities          278,809       635,320

Cash Flows from Financing Activities

  Mortgage repayment                                      (11,643)      (14,264)
      Net cash (used in) financing activities             (11,643)      (14,264)



  Net increase in Cash                                     81,237       272,218
  Cash at beginning of period                             550,025     1,182,993
  Cash at end of period                                  $631,262    $1,455,211




    The accompanying notes are an integral part of these financial statements.


                                                          4






Initio, Inc.
Consolidated Statements of Cash Flows (continued):
For the three months ended
(Unaudited)

                                                  April 30, 2000   July 31, 1999


Supplemental disclosures:

  Cash paid during the period for:
     Interest                                        $     49,479    $   57,213
     Income taxes                                          40,500         -

Non-Cash Investing and Financing Activities:

  Non-cash proceeds received in exchange for
    assets of discontinued operations:
    Receipt of Convertible Debenture                      -           3,400,000
    Repayment of Subordinated Convertible Debenture       -           2,000,000
    Receipt of mortgage receivable                        -             275,000
                                                          -
  Exchange of employee stock for note receivable          -              25,550

  Increase (decrease)  in fair value of available-   $   (106,652)      (53,920)
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

Use of Estimates:
Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and consequently stockholders' equity. Examples include estimates of future revenues and expenses. Actual results may differ from these estimates.

BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of
Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustment (consisting only of normal recurring items) necessary to present fairly the financial position as of July 31st,
2000; results of operations for the three months ended July 31st, 2000, and 1999; cash flows for the three months ended July 31st, 2000 and 1999; for further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the year ended April 30th, 2000. The Balance sheet at April 30th,
2000 was derived from the audited financial statements as of that date. Results of Operations for interim periods are not necessarily indicative of annual results of operations.

Income per Share:
Basic  Income  per  Common  Share has been  computed  based  upon  the
weighted  average  number  of  actually  outstanding  shares  of   the
Company's common stock. Diluted Income per Common Share includes common shares associated with certain outstanding employee stock options and a portion of the Company's subordinated convertible debenture.



                                  6.

                             Initio, Inc.
                     Notes to Financial Statements

(Continued)

Recently Issued Accounting Standards:
In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. As of July 31, 2000, this pronouncement would have no effect on the accompanying financial statements.


























                                  7.


RECENT EVENTS

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

Results of Operations:

As of April 30, 1999 the Company sold substantially all of the operating assets of its catalog business. In May 1999 the Company sold its facility in Peabody, Massachusetts to an unrelated party. These transactions resulted in a gain, net of income taxes of approximately $1,500,000. Since that time the Company has been in the process of identifying new business opportunities.

The Company's revenues, excluding gains on the sale of marketable securities which are transactional in nature and vary from period to period, decreased by approximately $76,000 during the quarter. The decrease was primarily attributable to the termination of the lease for the Company's Nevada facility and the termination of management fee income from the buyer of the Company's catalog business. The Company's general, administrative and interest expenses decreased by approximately $ 61,000.

In the period ended July 31st, 1999, the Company recorded a gain on the sale of discontinued operations of $1,503,986 (net of income taxes). No such gain was recorded in the current period. As a consequence of the foregoing the company reported net income in the period ended July 31st, 2000 of $11,477 versus $2,442,455 in the period ended July 31st, 1999.

On July 20th, 2000 the Company entered into a merger agreement with IncuLab, Inc. ( a Delaware Corporation). IncuLab is a company, which provides services to and invests in high tech early stage companies and is in the process of building a high tech launch center in Manhattan, which will market space as well as professional consulting and financial services to internet and other high tech early stage companies.


                                  8.

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

As of July 31st , 2000 the Company had approximately $ 3,230,159 in cash and marketable securities.

The sale in May, 1999 of the Company's catalog operations also reduced its long-term liability on the subordinated debenture from $ 3,500,000 to $ 1,500,000. As of July 31, 2000 the Company's liabilities, excluding the subordinated debenture and the mortgage payable, was approximately $ 98,000.















                                  9.


                      Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits
        27.   Financial Data Schedule
(B ) Reports on Form 8-K
Initio, Inc. filed no reports on Form 8-K during the quarter ended July 31st, 2000.

Items 1,2,3,4 and 5 are not applicable and have been omitted.






















                                  10.

                         Exhibit 27
This   schedule  contains  summary  information  extracted  from   the
Company's accompanying audited financial statements and is qualified in its entirety by reference to such financial statements.

Period                              Three Months   12 Months
Period End                         July 31, 2000 April 30, 2000
Cash                                    $ 631,262     $ 550,025
Securities                              2,598,897     2,938,282
Receivables                                    -             -
Allowances                                     -             -
Inventory                                      -             -
Current assets                               n/a           n/a
Property and Equipment                     58,755     2,131,182
Accumulated Depreciation                   33,464       613,907
Total Assets                            9,535,768     9,738,656
Current Liabilities                          n/a           n/a
Bonds                                   1,500,000     1,500,000
Preferred                                       0             0
Common                                     50,526        50,526
Other Stockholders Equity               7,073,702     7,180,267
Total Liabilities & Stockholders'
 Equity                                 9,535,768     9,738,656
Income                                    184,457     1,061,115
Cost of Goods Sold                             -             -
Other Expenses                            116,163       676,812
Interest Expense                           50,617       234,543
Net Income                                 11,477     2,814,360
Basic Income Per Share                       0.00          0.61
Diluted Income Per Share                     0.00          0.57





                               11.


                               Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Initio, Inc.
Date: September 11th, 2000              By: /s/ Martin Fox
                                        Martin Fox
                                         President and Office  of  the
Chief Executive
                                        By: /s/ Daniel DeStefano
                                        Daniel DeStefano
                                        Chairman  of  the  Board   and
                                        Office of the Chief Executive
                                        By: /s/ Martin Fox
                                        Martin Fox
 .                                        President and Office  of  the
Chief Executive,                                  Secretary, Treasurer
and Chief Financial

Officer

12.