Form 10QSB
period 2000-10-31
INITIO INC
filed 2000-12-15
CIK 50505

United States
                  Securities and Exchange Commission
                        Washington, D.C. 20549
                    ------------------------------
                              Form 10 QSB

       ( X ) Quarterly Report pursuant to Section 13 or 15 ( d )
                of the Securities Exchange Act of 1934
           For the Quarterly Period Ended October 31st, 2000

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
No. )

       2500 Arrowhead, Drive, Carson City, Nevada          89706

(Address of principal executive office)          (Zip Code)

 Registrants telephone number, including area code:  (775) 883  5469

Indicate  by  check mark whether the registrant  ( 1 ) has  filed  all reports required to be filed by Section 13 or 15 ( d ) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period the registrant was required to file such reports), and ( 2 ) has been subject to such filing requirements for
the past 90 days. Yes  X   No

 The number of shares outstanding of the registrants common stock as of
                   December 1st, 2000 was 4,646,004
       Transitional Small Business Disclosure Format Yes   No X


                             Initio, Inc.
                              Form 10-QSB
                For the Quarter Ended October 31, 2000
                               Contents


Part I. Financial Information
Page

 Item 1. Financial Statements
 a)    Consolidated Statements of Operations and  Comprehensive Income
   (Loss) for the Three and six
           Months Ended October 31st, 2000 and 1999
1.
    b)   Consolidated Balance Sheets as of October 31st, 2000 and
          April 30th, 2000
2.
 c) Consolidated Statement of Stockholder Equity for the six months ended October 31, 2000
   3.
   d)    Consolidated Statements of Cash Flows for the six
          Months Ended October 31st, 2000 and 1999
4.
    e)   Notes to Financial Statements
5.

 Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations
6.

Part II. Other Information

 Item 6. Exhibits and Reports on Form 8K
       a) Exhibit 27
8.

Signatures
10.


Initio, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the
(Unaudited)

                 6 Months       Ended          3 Months       Ended
                 Oct. 31, 2000  Oct. 31, 1999  Oct. 31, 2000  Oct. 31, 1999
Revenues:
  Interest and          197,835        201,683        109,572        101,440
  dividends
  Gain (loss) on       (207,750)        55,732       (265,944)        11,939
  sale of marketable
  securities
  Rental income          38,000        168,000 -                      84,000
  Other          -                      34,334 -                      15,979
                         28,085        459,749       (156,372)       213,358

Expenses:
 General and admin      194,020        280,968         77,857        134,734
 Interest                99,525        133,063         48,908         51,375
                        293,545        414,031        126,765        186,109

Income (loss) from continuing operations
  before income (      (265,460)        45,718       (283,137)        27,249

Income tax (expense) benefit:
  Current        -              -                         620        (15,500)
  Deferred               90,720        904,500         96,300 -

Income (loss) fro      (174,740)       950,218       (186,217)        11,749

Gain on sale of discontinued operations, net of
 income taxes of $884,000     0      1,503,986 -              -

Net income (loss)      (174,740)     2,454,204       (186,217)        11,749

Other Comprehensive Income (Loss):
 Unrealized Gains ( Losses ) on
 Marketable Securities:
   Arising during      (313,128)      (255,467)      (206,476)      (201,547)
   Reclassification of (Gains) Losses Realized in
   Other Income         128,909        (63,714)       140,299        (15,198)
                       (184,219)      (319,181)       (66,177)      (216,745)

Comprehensive inc      (358,959)     2,135,023       (252,394)      (204,996)

Income (Loss) per Common Share:
Basic:
 Continuing operations    (0.04)          0.20          (0.04)          0.00
 Income (loss) from discontinued
 operatons                 0.00           0.32 -              -
 Net income (loss)        (0.04)          0.52          (0.04)          0.00
Diluted:
 Continuing operations    (0.03)          0.20          (0.04)          0.00
 Income (loss) from discontinued
 operations                0.00           0.30 -              -
 Net income (loss)        (0.03)          0.50          (0.04)          0.00

Weighted Average Shares
 Basic                4,645,488      4,643,697      4,645,971      4,640,541
 Diluted              5,193,099      4,968,572      5,228,089      4,965,416

The accompanying notes are an integral part of these financial statements.
                                        1.

Initio, Inc.
Consolidated Balance Sheets
As at

                                         Oct. 31, 2000   April 30, 2000
                                         (Unaudited)     (Audited)

Assets
  Cash                                      566,636         550,025
  Marketable securities                   2,330,824       2,938,282
  Deferred tax asset                      1,352,482       1,261,762
  Building and improvements, net                  0       1,493,120
  Vehicles and equipment, net                23,846          24,155
  Building held for sale                  1,493,120               0
  Convertible debenture                   3,000,000       3,000,000
  Notes receivable                          440,309         426,841
  Other assets                               82,801          44,471

       Total assets                       9,290,018       9,738,656


Liabilities and Stockholders' Equity


Liabilities:
  Accounts payable and accrued expenses     111,277         109,286
  Income taxes payable                        4,500          45,000
  Mortgage payable                          801,407         825,577
  Other liabilities                               0          28,000
  Subordinated convertible debenture      1,500,000       1,500,000
                                          2,417,184       2,507,863

Commitments
Stockholders' Equity
  Common Stock, $ .01 par value, Authorized
   10,000,000 shares, 5,053,575 issued and
   4,646,004 outstanding shares, 5,052,57    50,536          50,526
   issued and 4,645,004 outstanding shares
  respectively
  Additional paid in capital              8,653,660       8,652,670
  Accumulated deficit                    (1,186,688)     (1,011,948)
  Accumulated other comprehensive income    (66,937)        117,282
                                          7,450,571       7,808,530

  Less: Treasury stock, 407,571 common
   shares                                  (577,737)       (577,737)
     Total stockholders' equity           6,872,834       7,230,793

     Total liabilities and stockholders'  9,290,018       9,738,656


The accompanying notes are an integral part of these financial statements.


                                         2.

Initio, Inc.
Consolidated Statements of Stockholders' Equity
For the six months ended October 31, 2000
(Unaudited)

                                                            Accumulated
                            Additional                      Other
          Issued    Common  Paid In  Accumulated  Treasury  Comprehensive
          Shares    Stock   Capital  Deficit      Stock     Income      Total
Balance   5,052,575 50,526  8,652,670 (1,011,948) (577,737) 117,282  7,230,793
April 30,2000

Exercise
of            1,000     10        990                                    1,000
employee
stock options

Other                                                      (184,219)  (184,219)
comprehensive
loss

Net loss                                 (174,740)                    (174,740)

Balance   5,053,575 50,536  8,653,660 (1,186,688) (577,737) (66,937)  6,872,834
October 31, 2000

The accompanying notes are an integral part of these financial statements.

                                       3.

Initio, Inc.
Consolidated Statements of Cash Flows
For the six months ended
(Unaudited)
                                                   Oct. 31, 2000    Oct 31, 1999

Cash Flows from Operating Activities

  Net income (loss)                                   (174,740)       2,454,204
  Gain on sale of discontinued operations               -            (1,503,986)
  (Gain) loss on sale of marketable securities         207,750          (55,732)
  Depreciation                                           3,423           39,704
  Deferred tax benefit                                 (90,720)        (904,500)
  Net increase in net assets of discontinued operat     -              (282,578)
  Net increase in other assets                         (55,872)         (21,679)
  Net increase (decrease) in other liabilities         (66,509)          29,066

    Net cash (used in) operating activities           (176,668)        (245,501)

Cash flows from Investing Activities

  Proceeds from sale of discontinued operations         -               552,328
  Proceeds from sale of Peabody facility                -               253,080
  Purchases of property and equipment                   (3,114)         (37,927)
  Net proceeds from sales/(purchases) of
     marketable securities                             215,489         (228,562)
  Proceeds from collection of notes receivable           4,074            3,095
       Net cash provided by investing activities       216,449          542,014

Cash Flows from Financing Activities

  Mortgage repayment                                   (24,170)         (25,162)
  Net proceeds from issuance of
    common stock                                         1,000           -

      Net cash (used in) financing activities          (23,170)         (25,162)

  Net increase in Cash                                  16,611          271,351
  Cash at beginning of period                          550,025        1,182,993
  Cash at end of period                                566,636        1,454,344

Supplemental disclosures:

  Cash paid during the period for:
     Interest                                           97,249          107,450
     Income taxes                                       40,500           -

Non-Cash Investing and Financing Activities:

  Non-cash proceeds received in exchange for
    assets of discontinued operations:
    Receipt of Convertible Debenture                    -             3,400,000
    Repayment of Subordinated Convertible Debenture     -             2,000,000
    Receipt of mortgage receivable                      -               275,000

  Exchange of employee stock for note receivable        -                25,550

  Decrease in fair value of available-for-sale secu    313,128          255,467

The accompanying notes are an integral part of these financial statements.

                                                   4.






                             Initio, Inc.
                     Notes to Financial Statements

Basis of Consolidation:
The consolidated financial statements include the accounts of Initio, Inc. and its wholly owned subsidiary Initio Acquisition Corp. (formerly named Deerskin Trading Post, Inc.), hereinafter collectively
referred to as the Company.   All material intercompany transactions
and balances have been eliminated. Certain prior period amounts have been reclassified to conform with current period presentation.

Use of Estimates:
Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and consequently stockholders equity. Including estimates of future revenues and expenses. Actual results may differ from these estimates.

Basis of  Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of
Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of October 31st, 2000; results of operations for the six and three months ended October 31st, 2000, and 1999; cash flows for the six months ended October 31st, 2000 and 1999; for further information, refer to the Companys financial statements and notes thereto included in the Companys Form 10-KSB for the year ended April 30th, 2000. The balance sheet at April 30th, 2000 was derived from the audited financial statements as of that date. Results of Operations for interim periods are not necessarily indicative of annual results of operations.

Income (Loss) per Share:
Basic Income (Loss) per Common Share has been computed based upon the weighted average number of actually outstanding shares of the Companys common stock. Diluted Income (Loss) per Common Share includes common shares associated with certain outstanding employee stock options and a portion of the Companys subordinated convertible debenture.

Recently Issued Accounting Standards:
In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective
                                  5.

for all quarters of fiscal years beginning after June 15,1999. In July 1999, the FASB issues SFAS No. 137, "Accounting for
Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133, "which amends SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Hedging Activities, an amendment of FASB Statement No. 133", effective for all interim and annual periods beginning after June 15, 2000. As indicated, SFAS No. 138 amend accounting and reporting standards for certain derivative instruments and certain hedging activities. Initio does not expect the adoption of these standards to have a material effect on the results of consolidated operations, financial position or cash flows.

Recent Events
In November the Company learned that a default judgement had been entered against Deerskin Trading Post, Inc. The company has retained a Virginia counsel and is seeking to have that judgement vacated. There can be no assurance that such judgement will in fact be vacated and if it is not, the company may be liable for approximately $200,000.

Item 2. Managements Discussion and Analysis of Financial Condition and the Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of
the  Companys  results  of operations and financial  condition.   The
discussion should be read in conjunction with the Companys Financial Statements and Notes thereto.

Managements   discussion   and  analysis  contains   forward-looking
statements  about the Companys future prospects.   These  statements
are subject to risks and uncertainties, which could cause actual results to differ materially from those expected by Management. Readers are therefore cautioned not to rely upon any such forward-looking beliefs or judgements in making investment decisions.

Results of Operations:

As of April 30, 1999 the Company sold substantially all of the operating assets of its catalog business. In May 1999 the Company sold its facility in Peabody, Massachusetts to an unrelated party. These transactions resulted in a gain, net of income taxes of approximately $1,800,000. Since that time the Company has been in the process of identifying new business opportunities.





                                  6.

The Companys revenues, excluding gains on the sale of marketable securities which are transactional in nature and vary from period to period, decreased by approximately $168,000 and $92,000 for the six and three month periods ending October 31st, 2000, respectively as compared to the comparable periods in 1999. The decrease was primarily attributable to the termination of the lease for the Companys Nevada facility and the termination of management fee income
from  the  buyer  of  the Companys catalog business.   The  Companys
general, administrative and interest expenses decreased by approximately $ 120,000 and $ 59,000, for the six and three month periods ending October 31st, 2000, respectively as compared to the comparable periods in 1999.

In the period ended October 31st, 1999, the Company recorded a gain on the sale of discontinued operations of $1,503,986 (net of income taxes). No such gain was recorded in the current period. As a consequence of the foregoing the company reported net loss in the period ended October 31st, 2000 of $174,740 versus net income $2,454,204 in the period ended October 31st, 1999.

On July 20th, 2000 the Company entered into a merger agreement with IncuLab, Inc. ( a Delaware Corporation). The merger agreement provides that Initio will have a 2 for 3 reverse split and thereafter will issue approximately 27,870,000 shares of the common stock of Initio, Inc. so that immediately after such merger the former shareholders of IncuLab shall own approximately 90% of the issued and outstanding shares and the other Initio, Inc. shareholders shall own 10% thereof. The merger agreement further provides for Value Support Rights for the shareholders of Initio (prior to the merger) at $5.00 per share. The closing of this transaction is subject to certain terms and conditions.


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

As of October 31st , 2000 the Company had $ 2,897,460 in cash and marketable securities.

The sale in May, 1999 of the Companys catalog operations also reduced its long-term liability on the subordinated debenture from $ 3,500,000 to $ 1,500,000. As of October 31st, 2000 the Company's liabilities, excluding the subordinated debenture and the mortgage payable, was approximately $ 116,000.


                                  7.

                      Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits
        27.   Financial Data Schedule
(B ) Reports on Form 8-K
Initio, Inc. filed no reports on Form 8-K during the quarter ended October 31st, 2000.

Items 1,2,3,4 and 5 are not applicable and have been omitted.






















                                  8.
                               Signature

                         Exhibit 27

This schedule contains summary information extracted from the Companys accompanying audited financial statements and is qualified in its entirety by reference to such financial statements.

Period                      Six Months     12        Six
                                         Months     Months

Period End                  October 31,   April    October
                               2000     30, 2000   31, 1999

Cash                          $ 566,636  $550,025 $1,454,344

Securities                    2,330,824 2,938,282  1,173,174
Current assets                  N/a        N/a       n/a

Property and Equipment           59,052 2,131,182  2,124,938

Accumulated Depreciation         35,206   613,907    620,263

Total Assets                  9,290,018 9,738,656  8,905,646

Current Liabilities             N/a        N/a       N/a

Bonds                         1,500,000 1,500,000  1,500,000

Preferred                             0         0          0

Common                           50,536    50,526     50,542

Other Stockholders Equity    6,822,298 7,180,267  6,436,649

Total Liabilities &           9,290,018 9,738,656  8,905,646
Stockholders Equity

Income                           28,085 1,061,115    459,749
Other Expenses                  194,020   676,812    280,968

Interest Expense                 99,525   234,543    133,063

Net Income (loss)             (174,740) 2,814,360  2,454,204


Basic Income (loss) per           (.04)       .61        .52
share

Diluted Income (loss) per         (.03)       .57        .50
share




                                   9.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Initio, Inc.
Date: December 11th, 2000               By: /s/ Martin Fox
                                        Martin Fox
                                         President and Office  of  the
Chief Executive
                                        By: /s/ Daniel DeStefano
                                        Daniel DeStefano
                                        Chairman  of  the  Board   and
                                        Office of the Chief Executive
                                        By: /s/ Martin Fox
                                        Martin Fox
 .                                        President and Office  of  the
Chief Executive,                                  Secretary, Treasurer
and Chief Financial

Officer

















10.


:COMO OFF