Form 10QSB
period 2001-01-31
INITIO INC
filed 2001-03-14
CIK 50505

United States
                  Securities and Exchange Commission
                        Washington, D.C. 20549
                    ------------------------------
                              Form 10 QSB

       ( X ) Quarterly Report pursuant to Section 13 or 15 ( d )
                of the Securities Exchange Act of 1934
           For the Quarterly Period Ended January 31st, 2001

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

 The number of shares outstanding of the registrants common stock as of
                    March 11th, 2001 was 4,646,004
       Transitional Small Business Disclosure Format Yes   No X


                             Initio, Inc.
                              Form 10-QSB
                For the Quarter Ended January 31, 2001
                               Contents


Part I. Financial Information                                              Page

 Item 1. Financial Statements
 a)    Consolidated Statements of Operations and Comprehensive Income(Loss)
       for the Three and nine Months Ended January 31st, 2001 and 2000        1.
 b)    Consolidated Balance Sheets as of January 31st , 2001 and
       April 30th, 2000                                                       3.
 c)    Consolidated Statement of Stockholder Equity for the nine months
       ended January 31st, 2001                                               4.
 d)    Consolidated Statements of Cash Flows for the nine
       Months Ended January 31st, 2001 and 2000                               5.
 e)    Notes to Financial Statements                                          7.

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8.

Part II. Other Information

 Item 6. Exhibits and Reports on Form 8K
 a) Exhibit 27                                                               11.

Signatures                                                                   12.

Initio, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the
(Unaudited)

                                      9 Months Ended          3 Months Ended
                                  Jan31,2001  Jan31,2000  Jan31,2001  Jan31,2000
Revenues:
  Interest and dividends            $289,024    $240,199     $91,189    $38,516
  Gain (loss) on the sale of        (162,218)    161,632      45,532    105,900
   marketable securitues
  Rental income                       38,000     252,000        -        84,000
  Other                               -           48,914        -        14,580
                                     164,806      702,745    136,721    242,996

Expenses:
 General and administrative          347,836      422,449    153,816    141,481
 Interest                            146,058      184,177     46,533     51,114
                                     493,894      606,626    200,349    192,595

Income (loss) from continuing operations
  before income (taxes) benefit     (329,088)      96,119    (63,628)    50,401

Income tax (expense) benefit:
  Current                            -            (32,700)       -      (17,200)
  Deferred                           111,900      920,000     21,180        -

Income (loss) from continuing oper. (217,188)     983,419    (42,448)    33,201

Gain on sale of discontinued operations, net of
 income taxes of $ 884,000           -          1,488,727        -      (15,259)

Net income (loss)                   (217,188)   2,472,146    (42,448)    17,942

Other Comprehensive Income (Loss), before tax:
 Unrealized Gains ( Losses ) on
 Marketable Securities:
   Arising during the period        (415,027)     592,392   (101,899)   847,859
   Reclassification of (Gains)
     Losses realized inOther Income  118,239      (81,404)   (10,670)   (17,690)

Other comprehensive income (loss),  (296,788)     510,988   (112,569)   830,169
 before tax:
Income tax expense related to other
 comprehensive income               -             (173,800)  -         (282,300)

Other comprehensive income (loss),  (296,788)      337,188  (112,569)   547,869
 after tax

Comprehensive income ( Loss )       (513,976)    2,809,334  (155,017)   565,811


The accompanying notes are an integral part of these financial statements.


                                                               1.


Initio, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(continued):
For the
(Unaudited)


                          9 Months Ended          3 Months Ended
                       Jan. 31, 200Jan. 31, 200Jan. 31, 200Jan. 31, 2000

Income (Loss) per Common Share:
 Basic:
  Continuing operations     ($0.05)      $0.21      ($0.01)      $0.01
  Income from discontinued
   operations               -             0.32      -           -
  Net income (loss)         ($0.05)      $0.53      ($0.01)      $0.01
 Diluted:
  Continuing operations     ($0.05)      $0.21      ($0.01)      $0.01
  Income from discontinued
   operations               -             0.32      -           -
  Net income (loss)         ($0.05)      $0.53      ($0.01)      $0.01

Weighted Average Shares
 Basic                    4,645,660   4,642,047  4,646,004   4,638,748
 Diluted                  4,645,660   4,642,247  4,646,004   4,638,948




 The accompanying notes are an integral part of these financial statements.


                            2.


Initio, Inc.
Consolidated Balance Sheets
As at

                                            Jan. 31, 2001    April 30, 2000
                                            (Unaudited)       (Audited)

Assets
  Cash                                             $578,918      550,025
  Marketable securities                           2,045,283    2,938,282
  Deferred tax asset                              1,373,662    1,261,762
  Building and improvements, net                               1,493,120
  Vehicles and equipment, net                        22,103       24,155
  Building held for sale                          1,493,120
-
  Convertible debenture                           3,000,000    3,000,000
  Notes receivable                                  479,785      426,841
  Other assets                                       75,684       44,471

       Total assets                              $9,068,555    9,738,656


Liabilities and Stockholders' Equity


Liabilities:
  Accounts payable and accrued expenses              57,975      109,286
  Income taxes payable                                5,000       45,000
  Mortgage payable                                  787,763      825,577
  Other liabilities                                               28,000
  Subordinated convertible debenture              1,500,000    1,500,000
                                                  2,350,738    2,507,863

Commitments
Stockholders' Equity
  Common Stock, $ .01 par value, Authorized
   10,000,000 shares, 5,053,575 issued and
   4,646,004 outstanding shares, 5,052,575          $50,536       50,526
   issued and 4,645,004 outstanding shares
  respectively
  Additional paid in capital                     $8,653,660    8,652,670
  Accumulated deficit                            (1,229,136)  (1,011,948)
  Accumulated other comprehensive income (loss)    (179,506)     117,282
                                                  7,295,554    7,808,530

  Less: Treasury stock, 407,571 common
   shares                                          (577,737)    (577,737)
     Total stockholders' equity                   6,717,817    7,230,793

     Total liabilities and stockholders' equity  $9,068,555   $9,738,656


The accompanying notes are an integral part of these financial statements.

                                                 3.


Initio, Inc.
Consolidated Statements of Stockholders' Equity
For the nine months ended January 31, 2001
(Unaudited)



                                                             Accumulated
                          Additional                         Other
        Issued    Common  Paid in    Accumlated  Treasury    Comprehensive
        Shares    Stock   Capital    Deficit     Stock       Income   Total
Balance 5,052,575 $50,526 $8,652,670($1,011,948) ($577,737)  $117,282
$7,230,793
Apr 30
2000


Exercise    1,000      10        990
of employee
stock options

Other comprehensive loss                                     (296,788) (296,788)

Net loss                                                     (217,188) (217,188)

Balance 5,053,575 $50,536 $8,653,660($1,229,136) ($577,737)
($179,506)$6,717,817
Jan 31
2001





 The accompanying notes are an integral part of these financial statements.






    4.



Initio, Inc.
Consolidated Statements of Cash Flows
For the nine months ended
(Unaudited)

                                               Jan. 31, 2001    Jan 31, 2000

Cash Flows from Operating Activities

  Net income (loss)                             $ (217,188)      $2,472,146
  Gain on sale of discontinued operations           -            (1,488,727)
  (Gain) loss on sale of marketable securities     162,218         (161,632)
  Depreciation                                       5,166           54,373
  Deferred tax benefit                            (111,900)        (920,000)
  Net increase in net assets of disc. operations    -              (297,837)
  Net increase in other assets                     (51,213)         (81,124)
  Net increase (decrease) in other liabilities    (119,311)          73,772

    Net cash (used in) operating activities       (332,228)        (349,029)

Cash flows from Investing Activities

  Proceeds from sale of discontinued operations     -               552,328
  Proceeds from sale of Peabody facility            -               253,080
  Purchases of property and equipment               (3,114)         (37,927)
  Proceeds from collection of convertible debenenture-               400,000
  Net proceeds from sales/(purchases) of
     marketable securities                         433,993         (614,523)
  Increase in notes receivable                     (50,750)          -
  Proceeds from collection of notes receivable      17,806            6,234
       Net cash provided by investing activities   397,935          559,192

Cash Flows from Financing Activities

  Mortgage repayment                               (37,814)         (36,328)
  Treasury stock repurchased and retired            -                (5,176)
  Net proceeds from issuance of
    common stock                                     1,000           -

      Net cash (used in) financing activities      (36,814)         (41,504)


  Net increase in Cash                              28,893          168,659
  Cash at beginning of period                      550,025        1,182,993
  Cash at end of period                           $578,918       $1,351,652





The accompanying notes are an integral part of these financial statements.


                                                    5.


Initio, Inc.
Consolidated Statements of Cash Flows (continued):
For the nine months ended
(Unaudited)



                                               Jan. 31, 2001     Jan 31, 2000

Supplemental disclosures:

  Cash paid during the period for:
     Interest                                   $        142,643  $       157
     Income taxes                               $         40,500       -

Non-Cash Investing and Financing Activities:

  Non-cash proceeds received in exchange for
    assets of discontinued operations:
    Receipt of Convertible Debenture                 -             $3,400,000
    Repayment of Subordinated Convertible Debenenture-             $2,000,000
    Receipt of mortgage receivable                   -               $275,000

  Exchange of employee stock for note receivable     -                $25,550

  Decrease in fair value of available-for-sale  $        415,027     $592,392
  securities

















The accompanying notes are an integral part of these financial statements.


                                                    6.








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

Use of Estimates:
Preparing financial statements requires management to make estimates, including estimates of future revenues and expenses and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and consequently stockholders equity.

Basis of  Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of
Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of January 31st, 2001; results of operations for the nine and three months ended
January 31st, 2001, and 2000; cash flows for the nine months ended January 31st, 2001 and 2000; for further information, refer to the Companys financial statements and notes thereto included in the
Companys  Form  10-KSB  for the year ended  April  30th,  2000.   The
balance sheet at April 30th, 2000 was derived from the audited financial statements as of that date. Results of Operations for interim periods are not necessarily indicative of annual results of operations.

Income (Loss) per Share:
Basic Income (Loss) per Common Share has been computed based upon the weighted average number of actually outstanding shares of the Companys common stock. Diluted Income (Loss) per Common Share includes common shares associated with certain outstanding employee stock options and a portion of the Companys subordinated convertible debenture.

Recently Issued Accounting Standards:
In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective
                                  7.

for all quarters of fiscal years beginning after June 15,1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for
Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133, "which amends SFAS No. 133 effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Hedging Activities, an amendment of FASB Statement No. 133", effective for all interim and annual periods beginning after June 15, 2000. As indicated, SFAS No. 138 amends accounting and reporting standards for certain derivative instruments and certain hedging activities. Initio does not expect the adoption of these standards to have a material effect on the results of consolidated operations, financial position or cash flows.

Recent Events
In November 2000, the Company learned that a default judgement had been entered against Deerskin Trading Post, Inc. The company has retained a Virginia counsel and is seeking to have that judgement vacated. There can be no assurance that such judgement will in fact be vacated and if it is not, the company may be liable for approximately $200,000.

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

Results of Operations:

As of April 30, 1999 the Company sold substantially all of the operating assets of its catalog business. In May 1999 the Company sold its facility in Peabody, Massachusetts to an unrelated party. These transactions resulted in a gain, net of income taxes, of approximately $1,800,000. Since that time the Company has been in the process of identifying new business opportunities.





                                  8.

The Companys revenues, excluding gains on the sale of marketable securities which are transactional in nature and vary from period to period, decreased by approximately $214,000 and $46,000 for the nine and three month periods ending January 31st, 2001, respectively as compared to the comparable periods in 2000. The decrease was primarily attributable to the termination of the lease for the Companys Nevada facility and the termination of management fee income
from  the  buyer  of  the Companys catalog business.   The  Companys
general, administrative and interest expenses decreased by approximately $113,000 and $8,000, for the nine and three month periods ending January 31st, 2001, respectively as compared to the comparable periods in 2000.

In the period ended January 31st, 2000, the Company recorded a gain on the sale of discontinued operations of $1,488,727 (net of income taxes). No such gain was recorded in the current period. As a consequence of the foregoing the company reported a net loss in the period ended January 31st, 2001 of $217,188 versus net income of $2,472,146 in the period ended January31st, 2000.

On July 20th, 2000 the Company entered into a merger agreement with IncuLab, Inc. ( a Delaware Corporation). The merger agreement provides that Initio will have a 2 for 3 reverse split and thereafter will issue approximately 27,870,000 shares of the common stock of Initio, Inc. so that immediately after such merger the former shareholders of IncuLab shall own approximately 90% of the issued and outstanding shares and the other Initio, Inc. shareholders shall own 10% thereof. The merger agreement further provides for Value Support Rights for the shareholders of Initio (prior to the merger) at $5.00 per share. The closing of this transaction is subject to certain terms and conditions. This agreement was terminated in March of 2001 by mutual agreement and the company received $350,000 to reimburse it for expenses incurred.


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

As of January 31st, 2001 the Company had $ 2,624,201 in cash and marketable securities.

The sale in May, 1999 of the Companys catalog operations also reduced its long-term liability on the subordinated debenture from $3,500,000 to $1,500,000. As of January 31st, 2001 the Company's liabilities, excluding the subordinated debenture and the mortgage payable, was approximately $ 62,975.

                                  9.

                      Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits
        27.   Financial Data Schedule
(B ) Reports on Form 8-K
Initio, Inc. filed no reports on Form 8-K during the quarter ended January 31st, 2001.

Items 1,2,3,4 and 5 are not applicable and have been omitted.






















                                  10.

                                              Exhibit 27

This schedule contains summary information extracted from the Company's accompanying audited financial statements and is qualified in its entirety by reference to such financial statements.


Period                                     Nine Months  12 Months    Nine Months

Period End                                 January 31,  April 30,    January 31,
                                              2001         2000         2000

Cash                                        $578,918     $550,025    $1,351,652

Securities                                 2,045,283    2,938,282    2,495,204

Current assets                                N/A          N/A          N/A

Property and Equipment                        59,052    2,131,182    2,124,938

Accumulated Depreciation                      36,949      613,907      634,932

Total Assets                               9,068,555    9,738,656    9,608,321

Current Liabilities                           N/A          N/A          N/A

Bonds                                      1,500,000    1,500,000    1,500,000

Preferred Stock                                    0            0            0

Common Stock                                  50,536       50,526       50,492

Other Stockholders' Equity                 6,667,281    7,180,267    7,105,834

Total Liabilities & Stockholders' Equity   9,068,555    9,738,656    9,608,321

Income                                       164,806    1,061,115      702,745

Other Expenses                               347,836      676,812      422,449

Interest Expense                             146,058      234,543      184,177

Net Income (loss)                           (217,188)   2,814,360    2,472,146

Basic Income (loss) per share                    .05          .61          .53

Diluted Income (loss) per share                  .04          .57          .53


                                                        11.


                               Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Initio, Inc.
Date: March 11th, 2001                  By: /s/ Martin Fox
                                        Martin Fox
                                         President and Office  of  the
Chief Executive
                                        By: /s/ Daniel DeStefano
                                        Daniel DeStefano
                                        Chairman  of  the  Board   and
                                        Office of the Chief Executive
                                        By: /s/ Martin Fox
                                        Martin Fox
 .                                        President and Office  of  the
Chief Executive,                                  Secretary, Treasurer
and Chief Financial

Officer

















12.