Form 10KSB
period 2001-04-30
INITIO INC
filed 2001-08-16
CIK 50505

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES
             EXCHANGE ACT OF 1934 [Fee Required]
          For the fiscal year ended April 30, 2001
                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
      For the transition period from _______________ to
                       _______________

                 Commission File No. 0-9848

                        Initio, Inc.
       (Name of small business issuer in its charter)

                Nevada                        22-1906744
   (State or other jurisdiction of        (I.R.S. Employer
  incorporation or organization)         Identification No.)
        10 Henry Street, Teterboro, NJ          07608
  (Address of principal executive offices)     (Zip Code)

 Issuer's telephone number, including area code: (201) 462-9000

 Securities registered pursuant to Section 12(b) of the Act:
                            None

 Securities registered pursuant to Section 12(g) of the Act:
                Common Shares, $.01 par value

                      (Title of Class)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to the filing requirements for the past
90 days.
             Yes X    No _____
  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  State Issuer's Net Revenues for its most recent fiscal year: $652,163.

  State the aggregate market value of the voting stock held by non-affiliates of the registrant: $2,306,389 (based upon the average bid and asked price of the registrant's Common
Shares, $.01 par value, as of July 21, 2001).

  State  the  number of shares outstanding of  each  of  the
issuer's  classes  of  common  equity,  as  of  the   latest
practicable date.

Common Shares, $.01 Par Value   4,646,004
  (Title of Class)         (No. of Shares Outstanding
                              at August 1, 2001)

         DOCUMENTS INCORPORATED BY REFERENCE:  None
Transitional Small Business Disclosure Form (check one):
                         Yes___    No   X

                                  PART I

Item 1. Description of Business.

  (a) General Development of Business.
      Initio, Inc. (the "Company") was incorporated under the laws of the State of Delaware in 1968 and became a publicly-owned corporation in 1970. Effective as of February 1, 1994, the Company changed its State of incorporation from Delaware to Nevada. The Company's principal offices are located at 10 Henry Street, Teterboro, NJ 07608 and its telephone number is
(201) 462-9000.

      Prior to April 30, 1999, the Company, through its wholly-owned subsidiary, Initio Acquisition Corp. (formerly Deerskin Trading Post, Inc.), was engaged in the mail order retail sale of consumer products principally through mail order catalogs, and to a lesser extent through media advertising.
RECENT DEVELOPMENTS

On July 20, 2000 the Company entered into a merger agreement with Inculab, Inc. (a Delaware corporation). Inculab is a company, which invests in high tech early stage companies and is in the process of building a high tech launch center in Manhattan, which will market space as well as professional consulting and financial services to internet and other high tech early stage companies. This agreement was terminated during the current fiscal year and the Company was paid a break up fee of $350,000.


Sale of Initio Acquisition Corp. Assets. On May 21, 1999, the Company completed the sale of certain operating assets pertaining to the direct mail and e-commerce business (the "Mail Order Business") of Initio Acquisition Corp., to Americas Shopping Mall, Inc. ("ASM"). The assets, which were sold as of the close of business on April 30, 1999 (the "Effective Date") included:

          (i) all inventory related to the Mail Order Business as of the Effective Date;
          (ii)  pre-paid advertising;
          (iii) other prepaid expenses;
          (iv) all of Initio Acquisition Corp.s fixed assets as of the Effective Date located in Carson City, Nevada, Teterboro, New Jersey and Danvers, Massachusetts, excluding certain assets set forth in the Asset
Purchase  Agreement dated April 21, 1999 between Initio  Acquisition  Corp.
and ASM;
          (v)  certain accounts receivable;
          (vi) all security deposits as of the Effective Date held by the lessors in connection with the leases of the Teterboro, New Jersey and Danvers, Massachusetts facilities as well as all utility deposits maintained by Initio Acquisition Corp.;
          (vii)   all  agreements  material to operating  the  Mail  Order
Business;
          (viii)  customer lists;
          (ix) separations, photographs and other material relating to the preparation or printing of artwork used in the Mail Order Business and Initio Acquisition Corps. e-commerce business;
           (x) Initio Acquisition Corp. proprietary mail order computer software systems;
           (xi) all right, title and interest of Initio Acquisition Corp. in trademarks, copyrights, service marks, trade names, domain names using the words "Deerskin", "Joan Cook" and variations thereof, and other intellectual property rights, together, in each case, with all registrations, applications, recordings, reissuances, extensions, renewals, licenses and rights, if any, and all claims against third parties for violation or infringement of any thereof, together with the goodwill of the Mail Order Business;
           (xii) all unshipped orders from customers as of the Effective Date and credit card numbers (and the right to collect monies pursuant thereto) which customers have tendered in payment for such Unfilled Orders;
           (xiii) Initio Acquisition Corp. books of account and records, licenses, permits, sales and manufacturing data, software programs, computer printouts, data bases and related items, and other records, documents and instruments relating to the acquired assets and all copies thereof.

           The purchase price received for the assets was approximately $6 million (the "Purchase Price"). The Purchase Price was paid as follows:

           (a) $2 million of the Company's convertible subordinated debenture held by Pioneer Ventures Associates Limited Partnership ("Pioneer") was cancelled;
           (b) ASM issued to Initio Acquisition Corp. a Convertible Debenture due June 1, 2004 in the principal amount of $3.4 million. The Convertible Debenture bears interest at a rate of 8% per annum, payable on the last day of each July, October, January and April until June 1, 2004, when the Convertible Debenture is to be redeemed by ASM. The Debenture is convertible into shares of ASM common stock; and
          (c)  approximately $500,000 cash.

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

Americas Shopping Mall Inc. Is currently in default of the payment of interest and The Company has taken a reserve for possible loss on this note of $2,000,000.

(b) Narrative Description of the Business.

      The Company, via its Initio Acquisition Corp. subsidiary, was principally engaged in the mail order and e-commerce retail sale of consumer products through its Deerskin and Joan Cook catalogs and to a lesser extent through media advertising. In April, 1999, the Company entered into an agreement to sell materially all of the assets of its Deerskin operation. In May, 1999, the transaction closed resulting in a pre-tax gain of approximately $2,400,000. Since that time, the Company has begun the process of identifying new business opportunities.

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

Item 2. Description of Property.

The Company's operations are conducted in the following facilities:

Location                 Use

Teterboro, NJ            Administrative and Executive Offices

The Company owns an approximately 81,000 square foot building on 7.5 acres of leased land in Carson City, Nevada. Annual rent for this land is $700. The lease expires on September 30, 2037. The Company is responsible for real estate taxes on this property.
can be no assurance that when the property is sold we will in fact receive $3.6 million for the property. Initio, Inc. also maintains an office at 10 Henry Street, Teterboro, NJ, where it has a one year lease expiring in August 2001 at $35,000 per annum and occupies approximately 6000 square feet.

The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for its present purposes.

Item 3. Legal Proceedings.

As of August 1, 2001 there were no legal proceedings pending against the Company, nor to the Company's knowledge, were any material proceedings against it contemplated by any governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders

On April 26, 2001, the Company's Annual Meeting of Shareholders was held at the offices of the Company. A quorum, in person or by proxy, of common stockholders was present throughout. The following matters were voted upon:

Election of Directors - The following persons were nominated, seconded and elected by vote of security holders, as follows:

          Name           Number of Votes For Votes Withheld

     James J. Holzinger       4,490,469           0
     Dr. Paul Lerman          4,490,469           0

The selection of Arthur Andersen LLP as the Company's auditors for the 2001 fiscal year was ratified with a vote of 4,490,269 in favor, 200 opposed and 0 abstentions.


                                  PART II

Item 5. Market for Registrant's Common Equity and Related
    Stockholder Matters.

  (a) Market Information. The Company's Shares are traded under the symbol "INTO" on Nasdaq. The following table indicates high and low bid for the fiscal years ended April 30, 2001 and 2000 in the over-the-counter market for the periods indicated based upon information supplied by Nasdaq. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions:



Fiscal Year Ended          April 30, 2001    April 30, 2000
                              Bid:                Bid:
                           High   Low         High      Low
  First Quarter           5.25   2.0625      2.156     1.281
  Second Quarter          5.0625 2.35        2.406     1.187
  Third Quarter           2.9062 1.4375      1.4375    1.0312
  Fourth Quarter          1.75   1.2812      3.1250    1.0312

  (b) Number of Holders of Common Stock. As of April 30, 2001 the number of record holders of the Company's Shares was approximately 294, which may not include all individual participants in security position listings.

  (c) Dividends. The Company has never paid a cash dividend. Future dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of shares in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations follow on page 11 .

Item 7. Financial Statements.

Financial Statements, follow on page 13.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During fiscal years 2001 and 2000 there were no disagreements with the Company's principal independent accountants on accounting or financial disclosure.
In July 2001 the Company changed its auditors from Arthur Andersen LLP to Rogoff & Co. PC.

                  PART III

Item 9. Directors and Executive Officers of the Company

  The Company's Board of Directors is a classified board, with one-third of the directors being elected each year for a term of three years. The following table sets forth certain information with respect to each director and executive officer of the Company:

Name and Age             Positions with      Term      Served As
                         the Company         Expires   Director
                                                       Since

Daniel A. DeStefano, 69  Chairman of the      2003     1969
                         Board, Director

Martin Fox, 66           President, Secretary,
                         Director             2003     1978

Dr. Paul Lerman,* 60     Director             2001     1998

James J. Holzinger,* 66  Director             2001     1998

Robert Lerman,* 65       Director             2002     1998

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

Mr. Lerman became a Director in February, 1998. Since 1998, he has been president and a Director of Pioneer Ventures Corp., which is the manager of the general partner of Pioneer Ventures Associates Limited Partnership. Mr. Lerman is also the President and a Director of Pioneer Partners Corp., the general partner of an investment partnership, Bridge Investors I Limited Partnership for more than five years.

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

  * Member of the audit committee

Item 10. Executive Compensation.

      The following table sets forth the cash compensation (consisting entirely of salary) paid (or accrued for) by the Company to its President and Chairman of the Board. None of the executive officer's aggregate remuneration exceeded $100,000, for the Company's fiscal years ended April 30, 2001 and 1999:

SUMMARY COMPENSATION TABLE

Name and
Principal
Position                      Year Annual Compensation

Martin Fox, President         2001   $ 36,000
                              2000   $150,000
                              1999   $  1,500


Daniel DeStefano,             2001   $ 36,000
Chairman of the Board         2000   $150,000
                              1999   $  1,500

March 25, 1998, the Company granted 250,000 stock options each to Mr. Fox and Mr. DeStefano at an exercise price of $1.95 pursuant to the Company's 1996 Employee Stock Option Plan. These options are exercisable to the extent of 80% with an additional 20% exercisable on March 25, 2002 presently. Neither Mr. Fox nor Mr. DeStefano have any other outstanding stock options or stock appreciation rights.

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


Options, which may result in the issuance of up to 500,000 shares of the Companys common stock, may be issued pursuant to the 1996 Plan. Under to the 1996 Plan the Company may award either Incentive Stock Options or Non Qualified Stock Options. The terms for either may not exceed ten years, while vesting is either 20 % annually or as the Companys Board of Directors provides. Exercise prices approximate the market price for the Companys stock, except that in the case of award to holders of more than 10 % of the Companys stock the exercise is to be set by the Companys
Board  of  Directors.   Arising from the disposal of  all  of  its  catalog
operations, the Company decided that all employees of Deerskin Trading Post, Inc., a wholly owned subsidiary of the Company who had stock options on shares of Initio common stock, would be fully vested effective upon the closing of the transaction between Deerskin Trading Post, Inc. and ASM. All such persons had until April 30, 2000 to exercise such options.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners. The following table sets forth, as of July 15, 2001, information concerning the only persons who are known by the Company to own beneficially more than five percent of the outstanding Shares of the Company and information concerning ownership of outstanding Shares by all current directors and executive officers of the Company as a group. Except as otherwise indicated, all such persons have both sole voting and investment power over the Shares shown as being beneficially owned by them.


Name and Address of               Amount and Nature    Percent of
Beneficial Owner                    Of Beneficial      Ownership Class

Martin Fox
2500 Arrowhead Drive
Carson City, Nevada 89706           1,441,085 (1)         29.7%

Daniel A. DeStefano
2500 Arrowhead Drive
Carson City, Nevada 89706             840,010 (2)         17.3%

DeStefano Children Trust
c/o John McConeghy
42 Sterling Lane
Wayne, New Jersey 07470               530,546 (3)         11.4%

Melvyn I. Weiss
One Pennsylvania Plaza
New York, New York 10119              248,650 (4)          5.4%

Pioneer Ventures Associates
  Limited Partnership
651 Day Hill Road
Windsor, Connecticut 06095            724,675 (5)         13.5%

Robert Lerman
651 Day Hill Road
Windsor, Connecticut 06095            740,130 (6)         13.8%

James J. Holzinger
7 Canterbury Way
Wayne, New Jersey 07470                10,000          Less than 1%

Dr. Paul Lerman
1000 River Ro
Teaneck, New Jersey 07666                --                --

All Executive Officers and
Directors as a Group (5 persons)    3,031,225 (7)         52.5%


 (1) This amount includes 101,984 Shares owned by trusts for the benefit of Mr. Fox's children of which Mr. Fox is a trustee and of which Mr. Fox disclaims beneficial ownership. Mr. Fox has shared voting and investment power over the Shares owned by such trusts. This amount also includes 101,796 Shares owned by the Martin Fox Retirement Trust. This amount does not include 53,433 Shares owned by a trust for the benefit of unrelated persons of which Mr. Fox is a trustee and of which Mr. Fox disclaims beneficial ownership. This amount also includes 200,000 shares, which Mr. Fox has the right to acquire pursuant to a currently exercisable stock option.

(2) This amount includes 172,638 Shares owned by the Daniel DeStefano Retirement Trust. This amount also includes 200,000 shares, which Mr. DeStefano has the right to acquire pursuant to a currently exercisable stock option.

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

Date:  July 28, 2001     INITIO, INC.


                   /s/ Martin Fox
                   By: Martin Fox, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  July 28, 2001     /s/ Martin Fox
                   Martin Fox,
                   President and Director


Date:  July 28, 2001     /s/ Daniel DeStefano
                   Daniel DeStefano,
                   Chairman of the Board
                   and Director


Date:  July 28, 2001     /s/ Paul Lerman
                   Dr. Paul Lerman,
                   Director


Date:  July 28, 2001     /s/ Robert A. Lerman
                   Robert A. Lerman,
                   Director


Date: July 28, 2001 /s/ James J. Holzinger
                   James J. Holzinger,
                   Director

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

  (g) Convertible Subordinated Debenture due December 23, 2003 incorporated by reference to Schedule 13D dated December 23, 1998 filed by Martin Fox.

   (h) Asset Purchase Agreement between Deerskin Trading Post, Inc. ("Deerskin") and Americas Shopping Mall, Inc. ("ASM") dated April 21, 1999 incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 3, 1999.

  (i)  Convertible Debenture due June 1, 2004 incorporated by reference  to
Exhibit  10.2  to the Company's Current Report on Form 8-K  filed  June  3,
1999.

  (j) Security Agreement between Deerskin and ASM, dated May 21, 1999 incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 3, 1999.

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

Results of Operation
In fiscal year 2001 revenues decreased to $652,163 from $1,061,115. This decrease was the result of the decrease in rental income from $336,000 in fiscal 2000 to $38,000 in fiscal 2001. The purchaser of the companys previously owned catalog companies had been renting the premises in Carson City, NV, (which are presently being held for sale), until June of 2000, at which time the present premises became vacant and consequently the rental income has ceased. Since it is the companys intention to sell the property, it has not attempted to rent the property as it is managements opinion that such a rental would possibly interfere with a sale of the property. Also, in lieu of a gain of $280,309 on marketable securities in fiscal 2000 the company had a realized loss of $93,439 in fiscal 2001.

Administrative expenses decreased to $544,025 in fiscal 2001 from $676,812 in the prior year as a result of the significant reduction in executive compensation from $300,000 in fiscal 2000 to $72,000 in fiscal 2001; substantially offset by significantly increased legal and professional fees in fiscal 2001, which arose in connection with the attempted acquisition of Inculab, Inc. The current fiscal year reflects a loss on the sale of discontinued operations, net of income tax benefit, of ($1,580,200) vs. a gain, also net of income taxes, of $1,841,300 in the prior year.

As a result of all of the foregoing, for the year ended April 30, 2001 the company showed a net loss of ($2,105,626) vs. a gain of $2,814,360 in the prior year.


Liquidity and Financial Resources
As of April 30, 2001, the cash balances were $358,616 and marketable securities valued at current market prices were approximately $2,326,145.



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Initio, Inc.:

We have audited the accompanying consolidated balance sheets of Initio, Inc. (a Nevada corporation) as of April 30, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year end April 30, 2000, were audited by other auditors whose report dated July 20, 2000 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Initio, Inc. as of April 30, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



/S/ Rogoff & Co. P.C.
New York, N.Y.
August 15, 2001



                               Initio, Inc.
        Consolidated Statement of Operations and Comprehensive Loss
                            For the Year Ended


                                        April 30, 2001           April 30, 2000


Revenues:
  Interest and dividends                     $  354,088               $ 396,750
  Gain (loss) on the sale of
    marketable securities                       (93,439)                280,309
    Rental Income                                38,000                 336,000
    Break up fee                                350,000                       -
    Other                                         3,514                  48,056
                                                652,163               1,061,115

Expense
  General and Administrative                    544,025                 676,812
  Interest                                      193,598                 234,543
                                                737,623                 911,355


Income (loss) from continuing operations
    Before income taxes                         (85,460)                149,760

Income tax benefit, net                        (439,966)                823,300

Income from continuing operations              (525,426)                973,060


Gain (loss) on sale of discontinued operations,
  net of income tax (benefit) of ($419,800)
  and $489,238, respectively                 (1,580,200)              1,841,300

Net income (loss)                            (2,105,626)              2,814,360

Other comprehensive income (loss):
  Unrealized gains (losses) on
  Marketable securities:
    Arising during the period                  (497,510)                 58,564
  Reclassification of gains (losses)
    Realized in other income                   (118,239)                (56,567)
                                               (615,749)                  1,997
 Comprehensive Income (Loss)                $(2,721,375)            $ 2,816,357


                               Initio, Inc.
        Consolidated Statement of Operations and Comprehensive Loss
                            For the Year Ended

Earnings per common share
      Basic:
      Continuing operations                      ($0.11)                  $0.21
      Income (loss) from discontinued
        operations                               ($0.34)                  $0.40
        Net income (loss)                        ($0.45)                  $0.61
      Diluted:
      Continuing operations                      ($0.11)                  $0.20


      Income (loss) from discontinued
        operations                               ($0.34)                  $0.37
        Net income (loss)                        ($0.45)                  $0.57

Weighted Average Shares
      Basic                                    4,645,744              4,640,783
      Diluted                                  4,645,744              4,965,833

 The accompanying notes are an integral part of these financial statements.



                               Initio, Inc.
                              Consolidated Balance Sheets
                                   As at

                                    April 30, 2001          April 30, 2000

Assets

  Cash                                  $  358,616              $  550,025
  Marketable Securities                  2,326,145               2,938,282
  Deferred tax asset                     1,236,596               1,261,762
  Building and improvements,net                  -               1,493,120
  Vehicles and equipment, net               20,531                  24,155
  Building held for sale                 1,493,120                     -
  Convertible debenture                  1,000,000               3,000,000
  Notes receivable                         482,561                 446,841
  Other assets                              42,744                  24,471
    Total assets                        $6,960,313              $9,738,656


Liabilities and Stockholders' Equity

  Liabilities:
 Accounts Payable and Accrued expenses     171,737                 109,286
  Income taxes payable                           -                  45,000
  Mortgage payable                         778,158                 825,577
  Other liabilities                              -                  28,000
  Subordinated convertible debenture     1,500,000               1,500,000
     Total liabilities                   2,449,895               2,507,863

  Commitments (notes 7 & 10)

  Stockholders' Equity
  Common stock, $.01 par value, Authorized
  10,000,000 shares, 5,053,575 issued and
  4,646,004 outstanding shares, 5,052,575
  issued and 4,645,004 outstanding shares,
    respectively                            50,536                   50,526
  Additional paid in capital             8,653,660                8,652,670
  Accumulated deficit                   (3,117,574)              (1,011,948)
  Accumulated other comprehensive
    income                                (498,467)                 117,282
                                         5,088,155                7,808,530

  Less: Treasury stock, 407,571
    Common shares                         (577,737)                (577,737)
      Total stockholders' equity         4,510,418                7,230,793
      Total liabilities and
       stockholders' equity             $6,960,313               $9,738,656


     The accompanying notes are an integral part of these financial statements.




                                                               Accumulated
                  Issued Common   Paid In Accumulated Treasury Comprehensive
                  Shares  Stock   Capital    Deficit    Stock  Income     Total
Balance        5,065,406 50,654 8,616,042 (3,826,308)(577,955)115,285 4,377,718
May 1, 1999

Cancellation     (11,167)  (112)  (25,438)                              (25,550)
of shares by
employee to
repay loan

Purchase and      (5,000)   (50)   (5,126)                               (5,176)
retirement of
5,000 shares

Exercise of       25,163    252    67,192                                67,444
employee stock
options for
51,915 shares

Retirement of    (21,827)  (218)                          218
21,827 treasury
shares

Other comprehensive                                            1,997     1,997
income

Net income                                 2,814,360                  2,814,360

Balance        5,052,575 50,526 8,652,670 (1,011,948)(577,737)117,282 7,230,793
Apr 30, 2000

Exercise of        1,000     10       990                                 1,000
employee stock
options for
1,000 shares

Other compreh                                                 615,749) (615,749)
loss

Net loss                                  (2,105,626)                 2,105,626)

Balance        5,053,575 50,536 8,653,660 (3,117,574)(577,737)498,467)4,510,418
Apr 30, 2001

 The accompanying notes are an integral part of these financial statements.

                     Initio, Inc.
             Consolidated Statements of Cash Flows
                    For the Year Ended


                                           April 30, 2001       April 30, 2000

Cash flows from Operating Activities;

  Net Income (loss)                           $(2,105,626)          $2,814,360
  Adjustments to reconcile net income
  to net cash used in operating
  activities:
  (Gain) loss on sale of discontinued
  operations                                    2,000,000           (2,330,538)
  (Gain) loss on sale of marketable
   securities                                      93,439             (280,309)
  Depreciation and amortization                     6,908               67,434
  Stock option compensation                          -                  47,319
  Deferred tax expense (benefit),net              (25,166)            (377,762)
  Net increase in net assets of
   discontinued operations                           -                (340,026)
  Net increase in other assets                    (18,273)              (9,607)
  Net increase (decrease) in other liabilities    (10,549)             141,509

Net cash used in operating activities              (8,935)            (267,620)

Cash flows from Investing Activities

  Proceeds from sale of discontinued
   operations                                         -                552,328
  Proceeds from sale of Peabody
   facility                                           -                253,080
  Purchases of property and equipment              (3,284)             (78,257)
  Proceeds from collection of
    convertible debenture                             -                400,000
  Net proceeds from Sales/(purchases)
   of marketable securities                       (97,051)          (1,447,915)
  Increase in notes receivable                    (35,720)             (11,336)

  Net cash used in Investing activities          (136,055)            (332,100)


Cash flows from Financing Activities

  Mortgage repayment                              (47,419)             (48,197)
  Net proceeds from issuance of
  common stock                                      1,000               20,125
  Treasury stock repurchased and
   retired                                            -                 (5,176)

Net cash used in financing activities             (46,419)             (33,248)


                                           April 30, 2001       April 30, 2000

Net decrease in cash                             (191,409)            (632,968)
  Cash at beginning of year                       550,025            1,182,993
  Cash at end of year                           $ 358,616           $  550,025


Supplemental disclosures:

Cash paid during the period for interest       $  184,264         $    206,653

Cash paid during the period for income taxes   $   40,500         $        -
Non-Cash Investing and Financing Activities

  Non-cash proceeds received in exchange for
    Assets of discontinued operations:
    Receipt of Convertible Debenture                  -           $  3,400,000
Repayment of Subordinated
   Convertible Debenture                              -           $  2,000,000
     Receipt  of  mortgage receivable                 -           $    275,000
Exchange of employee stock for note
  receivable                                    $   1,000         $     25,550

Increase (decrease) in fair value
Of available-for-sale  securities               $(497,510)        $     58,564


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

In April 1999, the Company entered into an agreement to sell materially all of the assets of its Deerskin operation. Since May 1999, when the asset sale was consummated, the Company began the process of identifying new business opportunities including, but not limited to, making an appropriate acquisition.

Since the sale of the Deerskin operation, the Company has been seeking to make an appropriate acquisition.

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

Reclassifications
Certain   items  in  the  prior  years  financial  statements  have   been
reclassified to conform to the fiscal 2001 presentation.

Marketable Securities
The Company classifies its marketable securities as either available for sale or held to maturity in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115). Available for sale securities are presented at their estimated fair market value, which has been determined based upon security market quotes. Realized gains and losses, calculated based upon specific identification of shares sold, are included in the determination of Net Income (Loss). Unrealized gains and losses are included as a component of Other Comprehensive Income (Loss). Debt securities classified as held to maturity are reported at amortized cost.


Fair Value of Financial Instruments
The carrying amounts reported in the consolidated balance sheets for cash, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The amounts presented for the convertible debenture, notes receivable, mortgage payable and the subordinated convertible debenture also approximate fair value.


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


                 Year ended April 30, 2001          Year ended April 30, 2000
                 -------------------------------------------------------------

                Income      Shares    Per Share  Income     Shares     Per Share
               (Numerator)(Denominator)Amounts  (Numerator)(Denominator)Amounts
Income from continuing
operations     ($ 525,426)                       $ 973,060

Income from discontinued
operations  net of income
tax (benefit)  (1,580,200)                       1,841,300
              -----------                    -------------
BASIC EPS
Net income from continuing
operations attributable to
common stock     (525,426) 4,645,744 ($0.11)    937,060     4,640,783    $0.21

Net income from
discontinued operations,
net of income tax
(benefit) attributable
to common stock(1,580,200) 4,645,744 ($0.34)  1,841,300     4,640,783    $0.40

EFFECT OF DILUTIVE
SECURITIES
Stock Options                                                     375
Subordinated Convertible
 Debentures                                                   324,675



                 Year ended April 30, 2001          Year ended April 30, 2000
                 -------------------------------------------------------------

                Income      Shares    Per Share  Income     Shares     Per Share
               (Numerator)(Denominator)Amounts  (Numerator)(Denominator)Amounts

DILUTIVE EPS
Net income from continuing
operations attributable to
common stock     (525,426) 4,645,744              973,060    4,965,834
Interest on Subordinated
Convertible   Debentures                           40,000          -
Net income fromcontinuing
operations attributable to
common stock and assumed
option exercises (525,426) 4,645,744   ($0.11) $1,013,060    4,965,833    $0.20
                =========  ==========  ======      ======    =========    =====

Net income (loss) from
discontinued operations,
net of income tax
attributable to common stock and assumed
option exercise(1,580,200) 4,645,744   ($0.34) $1,841,300    4,965,833    $0.37
                =========  ==========  ======    ========    =========    =====

Options to purchase 510,000 shares of common stock out of the total number of options outstanding as of April 30, 2001 and April 30, 2000, respectively, were not included in the computation of diluted EPS because of their anti-dilutive effect. The conversion of subordinated convertible debentures to 324,675 common shares as of April 30, 2001 were not included in the computation of diluted EPS because of their anti-dilutive effect.

Income Taxes
Income  taxes  have been provided using the liability method. Deferred  tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying estimated tax rates and laws to taxable years in which such differences are expected to reverse. A valuation allowance is provided as it is not more likely than not that all of the deferred tax asset will be utilized.

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


2. Discontinued Operations
In April 1999, the Company entered into an agreement with Americas Shopping Mall, Inc. (formerly Advance Medical Sciences, Inc.) (ASM) for the sale of materially all of the assets of its Deerskin operations, which at April 30, 1999 were categorized as a discontinued operation. In May 1999, when the transaction closed, the Company received approximately $552,000 in cash, a $3,400,000 convertible debenture of the purchaser and was released from $2,000,000 payment of its subordinated convertible debenture, resulting in a gain before income taxes of approximately $
2,124,000.   On April 30, 2001 Americas Shopping Mall, Inc.  defaulted  on the payment of interest with respect to the Debenture and consequently the Company has recorded a reserve of 2,000,000 (before income taxes) as an offset against the gain on sale of Discontinued Operations previously reported.

In May 1999, the Company sold its Peabody, Massachusetts plant for $550,000, resulting in a gain before income taxes of approximately $206,000. The Company received $275,000 in cash and a 15-year note for $275,000, bearing interest at 8% per annum. The note provides for monthly installments of principal and interest of $2,708.

3. Marketable Securities
Marketable Securities at April 30, consist of the following:

                            2001                        2000
                   Fair Value  Amortized Cost  Fair Value  Amortized Cost

Available for sale
Securities         2,026,145   2,524,612       2,938,282   2,821,000

Held to Maturity
Securities           300,000     300,000               -           -

                   2,326,145   2,824,612       2,938,282   2,821,000



4.  Fixed Assets
Fixed assets are recorded at cost and depreciated, using the straight-line method over their estimated useful lives, which generally approximates 40 years for buildings. Leasehold improvements are amortized over the lesser of their useful lives or the remaining lease terms.

                                                   2001           2000
                                                  ------         ------
Building and improvements                        $              $2,075,244
Less, accumulated depreciation and amortization                    582,124
                                                ------------   -----------
                                                $          -    $1,493,120
                                                ============   ===========

Vehicles and equipment                                59,222        55,938
Less accumulated depreciation                         38,691        31,783
                                               -------------   -----------
Property and equipment, net                          $20,531       $24,155
                                                ============   ===========

On May 1, 2000 the Company resolved to sell the building and accordingly has reclassified the net book value of the building and improvements as building held for sale in the 2001 Consolidated Balance Sheet.

5. Convertible Debenture
The $3,400,000 convertible debenture received in connection with the sale of the assets of the Deerskin operations bears interest at a rate of 8% per annum on the last day of each July, October, January and April until June 1, 2004, when the convertible debenture is to be redeemed by ASM. This debenture is secured by the intangibles sold by the Company to ASM and has a convertible feature, which allows for the conversion into shares of ASM common stock. The terms of the conversion called for in the debenture was $5.50 per share (after giving effect to the 1 for 30 exchanges). In December 1999 ASM repaid $400,000 principal amount of the debenture and the conversion price was adjusted to $6.00 per share. This Debenture is in default as of April 30, 2001 and consequently the Company has set up a reserve of $2,000,000.


6. Income Taxes

The provision for income taxes consist of the following:


                                    For the Years Ended April 30,

                                             2001            2000

Current Taxes Federal                 ($    5,000)      $  44,000
Total Current Taxes                   ($    5,000)      $  44,000

Deferred Taxes - Federal                ($444,966)     ($ 867,000)
Total Deferred Taxes                    ($444,966)     ($ 867,000)


Tax benefit, net                        ($439,966)     ($ 823,000)

Deferred tax assets are comprised of the following:

                                   For the Years Ended April 30,
                         2001                    2000           Change

Net Operating Losses    $1,885,000              $1,262,000      $
Allowance                 (680,000)                      -

Deferred tax assets      $1,237,000             $1,262,000      $

At April 30, 2001 the Company had Federal net operating loss carryforwards of approximately $3,532,000. Such losses can be utilized against future taxable income and expire primarily between 2004 and 2020. Under section
382 of the Internal Revenue Code, these losses may be limited due to ownership changes. The Company has established a valuation allowance against its net deferred tax asset based on managements current belief that it is not more likely than not that all of the benefit related to such net deferred tax will not be realized.

7. Mortgage
In 1995, the Company borrowed $ 1,000,000, of which approximately $778,000 was outstanding at April 30th, 2001. The loan is secured by the Companys Carson City property, payable in monthly installments, bears interest at the rate of 9.25%, subject to adjustment in the future, and is due in 2010. Principal payments approximate $40,000 per annum with a balloon payment in the final year.

8. Subordinated Convertible Debenture
In February 1998, the Company issued $ 3,000,0000 principal amount of a five year, 8 %, debenture, which was convertible, at $ 3.00 per share, into the Companys common stock. In December 1998, the Company issued a $ 500,000 principal amount debenture, convertible at $ 1.54 into the Companys common stock. The conversion feature of these debentures was greater than the market value at issuance. The $3,000,000 and $500,000 debentures mature on May 1, 2003 and December 23, 2003 respectively, with all unpaid principal and interest due. The Company has a commitment from the same debt holder for an additional $ 1,500,000 to be used for acquisitions. The conversion price of future borrowings is contingent upon the future market price of the Companys common stock. Two representatives of the debenture holder have been elected to the Companys Board of Directors. The costs of this debt issuance have been deferred and are being amortized over the term of the debenture, using the effective interest rate method. When the transaction described in Note 2 closed in May 1999, the Company repaid $2,000,000 of the $3,000,000 debenture and the conversion price was changed to $ 2.50 per share.


9. Stockholders Equity
Stock Option Plans
The  Company has two stock option plans, the 1991 Stock Option Plan  (1991
Plan) and the 1996 Stock Option Plan (1996 Plan). Under both Plans options to buy the Companys common stock have been granted to key employees and/or directors of the Company, for terms ranging from five to ten years and which become exercisable at fixed times.



Options, which may result in the issuance of up to 500,000 shares of the Companys common stock, may be issued pursuant to the 1996 Plan. Under the 1996 Plan the Company may award either Incentive Stock Options or Non Qualified Stock Options. The terms for either may not exceed ten years, while vesting is either 20 % annually or as the Companys Board of Directors provides. Exercise prices approximate the market price for the Companys stock, except that in the case of award to holders of more than 10 % of the Companys stock the exercise is to be set by the Companys
Board of Directors. Arising from the disposal of its catalog operations, the Company decided that all employees of Deerskin, who had stock options on shares of Initio common stock and did not continue in the employ of the Company shall be fully vested effective upon the closing of the transaction between Deerskin and ASM. All such persons had one year from April 30, 1999 to exercise such options. As of April 30, 2000 all unexercised options for these former employees expired. Activity for the Plans is as follows for the years ended;


                                     Year Ended              Year Ended
                                 April  30th, 2001       April  30th, 2000
                                 Options  Average Price  Options  Average Price
Outstanding at beginning of year 511,000       $1.94     591,442        $1.93
Granted                                                   10,000         1.25
 Exercised                        (1,000)     ($1.00)    (51,915)        1.79
 Expired                                                 (38,527)        1.83
                              -----------    -------     --------     --------
Outstanding at end of year       510,000        1.94     591,442         1.93
                               =========      ======    =========       =====

                            Options Outstanding
                            At April 30th, 2001

Exercise Price      options   expires in     exercisable
------------------- --------- -------------- ---------------
     1.25            10,000      2010           2,000
     1.95           500,000      2008         400,000
                    510,000                   402,000
                   ========                  ========

As a result of the 1991 and 1996 Plans, had the Company adopted the full value approach to accounting for employee stock options, the Companys results of operations would have been for the years ended:

                              April 30, 2001           April 30, 2000
                              ------------------       -----------------
Net income (loss) As reported ($2,105,626)               $ 2,814,360
                  Pro forma                                2,787,599
Income(Loss) Per Share:
Basic:            As reported       $(.45)                    $.61
                  Pro forma         $                         $.60
Diluted           As reported       $(.45)                    $.57
                  Pro forma         $                         $.56

The foregoing disclosures has been computed using the Black Sholes option pricing model with the following weighted average assumptions:



                                    2001                2000
                                   -------             -------
Risk free Interest Rate             5.63%              5.63%
Expected Lives                      4 year             4 year
Expected Volatility                 50%                50%
Expected Dividend Yield              0%                 0%

10. Lease Agreements
The Company has future minimum rental payments of $25,200 (approximately $700 per annum) under a ground lease that expires in 2037 on its Nevada facility.

The Company entered into a one year lease agreement for its administrative office which began in August, 2000 and provides for an annual rental expense of $35,000.


                         Exhibit 27

This schedule contains summary information extracted from the Companys audited financial statements and is qualified in its entirety by reference to such financial statements.

Period                        12 months           12 months
Fiscal Year End               April 30, 2001      April 30, 2000
Period End                    April 30, 2001      April 30, 2000
Cash                               $ 358,616           $ 550,025
Securities                         2,326,145           2,938,282
Receivables                             -                   -
Allowances                              -                   -
Inventory                               -                   -
Current Assets                         n/a                 n/a
Property, Plant and Equipment         59,222           2,131,182
Accumulated Depreciation              38,691             613,907
Total Assets                       6,960,313           9,738,656
Current Liabilities                    n/a                 n/a
Bonds                              1,500,000           1,500,000
Preferred                               -                   -
Common                                50,536              50,526
Other Stockholders Equity          4,459,882           7,180,267
Total Liabilities & Stockholders   6,690,313           9,738,656
Income                               652,163           1,061,115
Cost of Goods Sold                      -                   -
Other Expenses                       544,025             676,812
Interest Expense                     193,598             234,543
Net Income (loss)                 (2,105,626)          2,814,360
Basic Earnings Per Share               (.11)                .61
Diluted Earnings (loss) Per Share      (.34)                .57