Form 10KSB/A
period 2001-04-30
INITIO INC
filed 2001-09-05
CIK 50505

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

           The purchase price received for the assets was approximately $6 million (the "Purchase Price"). The Purchase Price was paid as follows:

           (a) $2 million of the Company's convertible subordinated debenture held by Pioneer Ventures Associates Limited Partnership ("Pioneer") was repaid;
           (b) ASM issued to Initio Acquisition Corp. a Convertible Debenture due June 1, 2004 in the principal amount of $3.4 million. The Convertible Debenture bears interest at a rate of 8% per annum, payable on the last day of each July, October, January and April until June 1, 2004, when the Convertible Debenture is to be redeemed by ASM. The Debenture is convertible into shares of ASM common stock; and
          (c)  approximately $500,000 cash.

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

Item 3. Legal Proceedings.

In November, 2000, the Company learned that a default judgement had been entered against Deerskin Trading Post, Inc.(now Initio Acquisition Corp.) On August 28th, 2001, this matter was settled for $51,000. The Company had established a reserve of $50,000 on our financial statement for the year ended April 30th, 2001.
As of August 1, 2001 there were no other legal proceedings pending against the Company, nor to the Company's knowledge, were any material proceedings against it contemplated by any governmental authority.

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



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Initio, Inc.:

We have audited the accompanying consolidated balance sheets of Initio, Inc. (a Nevada corporation) and subsidiaries as of April 30, 2001, and the related consolidated statements of operations and comprehensive loss, changes in shareholders equity and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated statements of operations and comprehensive income, changes in stockholders equity and cash flows for the year ended April 30, 2000, were audited by other auditors whose report dated July 20, 2000 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Initio, Inc. as of April 30, 2001, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.





August 1, 2001



Rogoff & Co. P.C.
New York, New York


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

2. Discontinued Operations
In April 1999, the Company entered into an agreement with Americas Shopping Mall, Inc. (formerly Advance Medical Sciences, Inc.) (ASM) for the sale of materially all of the assets of its Deerskin operations, which at April 30, 1999 were categorized as a discontinued operation. In May 1999, when the transaction closed, the Company received approximately $552,000 in cash, a $3,400,000 convertible debenture of the purchaser and discharged $2,000,000 of its subordinated convertible debenture, thereby reducing the principal balance to $1,500,000 resulting in a gain before income taxes of approximately $ 2,124,000. On April 30, 2001 Americas Shopping Mall, Inc. defaulted on the payment of interest with respect to the Debenture and consequently the Company has recorded a reserve of 2,000,000 (before income taxes) as an offset against the gain on sale of Discontinued Operations previously reported.

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

At April 30, 2001 the Company had Federal net operating loss carryforwards of approximately $3,532,000. Such losses can be utilized against future taxable income and expire primarily between 2004 and 2020. Under section
382 of the Internal Revenue Code, these losses may be limited due to ownership changes. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years.

7. Mortgage
In 1995, the Company borrowed $ 1,000,000, of which approximately $778,000 was outstanding at April 30th, 2001. The loan is secured by the Companys Carson City property, payable in monthly installments, bears interest at the rate of 9 %, subject to adjustment in the future, and is due in 2010. Principal payments approximate $40,000 per annum with a balloon payment in the final year.

8. Subordinated Convertible Debenture
In February 1998, the Company issued $ 3,000,000 principal amount of a five year, 8 %, debenture, which was convertible, at $3.00 per share, into the Companys common stock. In December 1998, the Company issued a $ 500,000 principal amount debenture, convertible at $ 1.54 into the Companys common stock. The conversion feature of these debentures was greater than the market value at issuance. The $3,000,000 and $500,000 debentures mature on May 1, 2003 and December 23, 2003 respectively, with all unpaid principal and interest due. The Company has a commitment from the same debt holder for an additional $ 1,500,000 to be used for acquisitions. The conversion price of future borrowings is contingent upon the future market price of the Companys common stock. Two representatives of the debenture holder have been elected to the Companys Board of Directors. The costs of this debt issuance have been deferred and are being amortized over the term of the debenture, using the effective interest rate method. When the transaction described in Note 2 closed in May 1999, the Company repaid $2,000,000 of the $3,000,000 debenture and the conversion price was changed to $ 2.50 per share.


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

The foregoing disclosures have been computed using the Black Sholes option pricing model with the following weighted average assumptions:



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

11. Legal Proceedings
In November 2000 the Company learned that a default judgment had been entered against Deerskin Trading Post, Inc. The Company has retained council and is seeking to have that judgment vacated. There can be no assurance that the judgment will in fact be vacated and if it is not the Company may be liable for somewhat in excess of $200,000.



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