Form 10QSB
period 2001-07-31
INITIO INC
filed 2001-09-17
CIK 50505

United States
                  Securities and Exchange Commission
                        Washington, D.C. 20549
                    ------------------------------
                              Form 10 QSB

       ( X ) Quarterly Report pursuant to Section 13 or 15 ( d )
                of the Securities Exchange Act of 1934
            For the Quarterly Period Ended July 31st, 2001

      (    ) Transition Report pursuant to Section 13 or 15 ( d )
                of the Securities Exchange Act of 1934
                   --------------------------------
                    Commission File Number  0-9848

                             Initio, Inc.

 (Exact name of small business registrant as specified in its charter)

Nevada                                                      22-1906744
(State or other jurisdiction of                          (IRS Employer
incorporation  or  organization)                        Identification
                                                               No. )

 10 Henry Street, Teterboro, NJ                   07608

(Address of principal executive office)          (Zip Code)

 Registrants telephone number, including area code:  (201) 462  9000

Indicate  by  check mark whether the registrant  ( 1 ) has  filed  all reports required to be filed by Section 13 or 15 ( d ) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period the registrant was required to file such reports), and ( 2 ) has been subject to such filing requirements for
the past 90 days. Yes  X   No

 The number of shares outstanding of the registrants common stock as of
                  September 10th, 2001 was 4,646,004
       Transitional Small Business Disclosure Format Yes   No X


                             Initio, Inc.
                              Form 10-QSB
                  For the Quarter Ended July 31, 2001
                               Contents


Part I. Financial Information                                         Page

 Item 1. Financial Statements
 a)   Consolidated Statements of Operations and  Comprehensive Income
   (Loss) for the Three
           Months Ended July 31st, 2001 and 2000                        1.
    b)  Consolidated Balance Sheets as of July 31st, 2001 and
         April 30th, 2001                                               2.
   c) Consolidated Statements of Stockholders Equity for the
         Three months Ended July 31st, 2001.                            3.
    d) Consolidated Statements of Cash Flows for the Three
         Months Ended July 31st, 2001 and 2000                          4.
    e) Notes to Financial Statements                                    6.

 Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       7.

Part II. Other Information

 Item 6. Exhibits and Reports on Form 8K
       a) Exhibit 27                                                    8.

Signatures                                                             10.


Initio, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) For the three months ended
(Unaudited)


                                      July 31, 2001               July 31, 2000

Revenues:
  Interest and dividends                    $46,326                     $88,263
  Gain (loss) on the sale of marketable
   securities                               (66,669)                     58,194
  Rental income                                   -                      38,000
  Other                                      12,823                           -
                                             (7,520)                    184,457

Expenses:
 General and administrative                 107,878                     116,163
 Interest                                    45,637                      50,617
                                            153,515                     166,780

Income (loss) before income taxes          (161,035)                     17,677

Income tax expense:
  Current                                         -                         620
  Deferred                                        -                       5,580

Net income (loss)                          (161,035)                     11,477


Other Comprehensive Income (loss):
 Unrealized Gains ( Losses ) on
 Marketable Securities:
   Arising during the period               (500,612)                   (106,652)
   Reclassification of Gains (Losses) Realized in
    Other Income                              1,837                     (11,390)

                                           (498,775)                   (118,042)

Comprehensive Income (loss)

Income (loss) per Common Share:

          Basic                              ($0.04)                      $0.00
          Diluted                            ($0.04)                      $0.00

Weighted Average Shares:

          Basic                            4,646,004                  4,645,004
          Diluted                          4,646,004                  4,976,103

The accompanying notes are an integral part of these financial statements.

                                      1.

Initio, Inc.
Consolidated Balance Sheets
As at

                                     July 31, 2001               April 30, 2001
                                        (Unaudited)                  (Audited)

Assets
  Cash                                    $100,298                    $358,616
  Marketable securities                  1,814,462                   2,326,145
  Deferred tax asset                     1,236,596                   1,236,596
  Vehicles and equipment, net               82,987
  Building held for sale                 1,493,120                   1,493,120
  Convertible debenture                  1,000,000                   1,000,000
  Notes receivable                         478,544                     482,561
  Other assets                              64,228                      42,744

       Total assets                     $6,270,235                  $6,960,313


Liabilities and Stockholders' Equity


Liabilities:
  Accounts payable and accrued expenses    160,392                     171,737
  Mortgage payable                         759,235                     778,158
  Subordinated convertible debenture     1,500,000                   1,500,000
     Total liabilities                   2,419,627                   2,449,895


Commitments

Stockholders' Equity:

  Common Stock, $ .01 par value, Authorized
   10,000,000 shares, 5,053,575 issued and
   4,646,004 outstanding shares             50,536                      50,536
  Additional paid in capital             8,653,660                   8,653,660
  Accumulated deficit                   (3,278,609)                 (3,117,574)
  Accumulated other comprehensive income  (997,242)                   (498,467)
                                         4,428,345                   5,088,155

  Less: Treasury stock, 407,571
   common shares                          (577,737)                   (577,737)
     Total stockholders' equity          3,850,608                   4,510,418

     Total liabilities and stockholders'$6,270,235                  $6,960,313
       equity


The accompanying notes are an integral part of these financial statements.

                                            2.

Initio, Inc.
Consolidated Statements of Stockholders' Equity
For the three months ended July 31, 2001
(Unaudited)
                                                             Accumulated
                          Additional                         Other
        Issued    Common  Paid in    Accumlated  Treasury    Comprehensive
        Shares    Stock   Capital    Deficit     Stock       Income   Total
Balance 5,053,575 $50,536 $8,653,660($3,117,574) ($577,737) (498,467)$4,510,418
May 1
2001

Other comprehensive loss

Net loss                               (161,035)                       (161,035)

Balance 5,053,575 $50,536 $8,653,660($3,278,609) ($577,737)($997,242)$3,850,608
Jul 31
2001

The accompanying notes are an integral part of these financial statements.

                        3.

Initio, Inc.
Consolidated Statements of Cash Flows
For three months ended
(Unaudited)

                                                   July 31, 2001  July 31, 2000

Cash Flows from Operating Activities

  Net income (loss)                                    $(161,035)       $11,477
  Adjustments to reconcile net income to net
    cash used in operating activities:
     (Gain) loss on sale of marketable securities         66,669        (58,194)
     Depreciation and amortization                         4,525          1,681
     Stock option compensation                                 -          5,580
     Net increase in other assets                        (21,484)       (61,793)
     Net decrease in other liabilities                   (11,345)       (84,680)

  Net cash used in operating activities                 (122,670)      (185,929)


Cash flows from Investing Activities

  Purchases of property and equipment                    (66,981)        (2,817)
  Net proceeds from sales/(purchases) of
     marketable securities                               (53,761)       279,537
  Increase in notes receivable                             4,017          2,089

   Net cash provided by (used in) investing activities  (116,725)       278,809


Cash Flows from Financing Activities

  Mortgage repayment                                     (18,923)       (11,643)

       Net cash used in financing activities             (18,923)       (11,643)


  Net decrease in Cash                                  (258,318)        81,237
  Cash at beginning of period                            358,616        550,025
  Cash at end of period                                 $100,298       $631,262




 The accompanying notes are an integral part of these financial statements.


                                      4.

Initio, Inc.
Consolidated Statements of Cash Flows (continued):
For three months ended
(Unaudited)


                                      July 31, 2001               July 31, 2000


Supplemental disclosures:

  Cash paid during the period for interest  $49,281                     $49,479

  Cash paid during the period for income taxes    -                     $40,500

Non-Cash Investing and Financing Activities:


  Increase (decrease)  in fair value of
  available-for-sale sec                  $(500,612)                  $(106,652)






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

BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of
Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of July 31st,
2001; results of operations for the three months ended July 31st, 2001, and 2000; cash flows for the three months ended July 31st, 2001 and 2000; for further information, refer to the Companys financial statements and notes thereto included in the Companys Form 10-KSB for the year ended April 30th, 2001. The Balance sheet at April 30th,
2001 was derived from the audited financial statements as of that date. Results of Operations for interim periods are not necessarily indicative of annual results of operations.

Income per Share:
Basic  Income  per  Common  Share has been  computed  based  upon  the
weighted  average  number  of  actually  outstanding  shares  of   the
Companys common stock. Diluted Income per Common Share includes common shares associated with certain outstanding employee stock options and a portion of the Companys subordinated convertible debenture.


                                  6.

RECENT EVENTS

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

Results of Operations:

As of April 30, 1999 the Company sold substantially all of the operating assets of its catalog business. In May 1999 the Company sold its facility in Peabody, Massachusetts to an unrelated party.
The Companys revenues, excluding gains on the sale of marketable securities, which are transactional in nature and vary from period to period, decreased from approximately $126,000 to $59,000 during the quarter. The decrease was primarily attributable to a decrease in interest income. The Companys general, administrative and interest expenses decreased by approximately $ 8,000.

Liquidity and Capital Resources:

In May, 1999, when the sale of its catalog operations was consummated, the Company received approximately $ 552,000 in cash, a $ 3,400,000 convertible debenture of the purchaser and discharged $ 2,000,000 of its subordinated debentures. Additionally, in connection with the sale of its Peabody, Massachusetts facility in May, 1999, the Company received approximately $ 253,000 in cash and a $ 275,000 mortgage note from the purchaser. In April 2001 this debenture, in the amount of $3,000,000 was in default on the payment of interest, which default has not been cured as of the present time. The Company is pursuing a variety of actions to attempt to realize on the debenture and has recorded as of April 30, 2001 a $2,000,000 reserve against the collectability of this debenture.
As of July 31st, 2001 the Company had approximately $ 1,900,000 in cash and marketable securities.

As of July 31st, 2001 the Company's liabilities, excluding the subordinated debenture and the mortgage payable, was approximately $ 160,000.

7.

                      Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits
        27.   Financial Data Schedule
(B ) Reports on Form 8-K
Initio, Inc. filed no reports on Form 8-K during the quarter ended July 31st, 2001.

Items 1,2,3,4 and 5 are not applicable and have been omitted.






















                                  8.


Exhibit 27

This schedule contains summary information extracted from the Company's accompanying audited financial statements and is qualified in its entirety by reference to such financial statements.

PeriodT                                Three Months              12 Months
Period End                            July 31, 2001         April 30, 2001
Cash                                   $    100,298           $    358,616
Securities                                1,814,462              2,326,145
Receivables                                       -                      -
Allowances                                        -                      -
Inventory                                         -                      -
Current assets                                  n/a                    n/a

Property and Equipment                      114,704                 59,222

Accumulated Depreciation                     31,717                 38,691
Total Assets                              6,270,235              6,960,313
Current Liabilities                             n/a                    n/a
Bonds                                     1,500,000              1,500,000
Preferred                                         0                      0
Common                                       50,536                 50,536
Other Stockholders Equity                 3,800,072              4,459,882
Total Liabilities & Stockholders Equity   6,270,235              6,960,313
Income                                       (7,520)               652,163
Cost of Goods Sold                                -                      -
Other Expenses                              107,878                544,025
Interest Expense                             45,637                193,598

Net  Loss                                  (161,035)            (2,105,626)

Basic Loss Per Share                           (.04)                  (.11)

Diluted Loss Per Share                         (.04)                  (.34)



9.



                               Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Initio, Inc.
Date: September 13th, 2001              By: /s/ Martin Fox
                                        Martin Fox
                                        President and Office  of  the
                                        Chief Executive
                                        By: /s/ Daniel DeStefano
                                        Daniel DeStefano
                                        Chairman  of  the  Board   and
                                        Office of the Chief Executive
                                        By: /s/ Martin Fox
                                        Martin Fox
                                        President and Office  of  the
                                        Chief Executive, Secretary, Treasurer
                                        and Chief Financial Officer

















10.