Form 10QSB
period 2001-10-31
INITIO INC
filed 2001-12-14
CIK 50505

United States
                  Securities and Exchange Commission
                        Washington, D.C. 20549
                    ------------------------------
                              Form 10 QSB

       ( X ) Quarterly Report pursuant to Section 13 or 15 ( d )
                of the Securities Exchange Act of 1934
           For the Quarterly Period Ended October 31st, 2001

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

 The number of shares outstanding of the registrants common stock as of
                   December 1st, 2001 was 4,646,004
       Transitional Small Business Disclosure Format Yes   No X


                             Initio, Inc.
                              Form 10-QSB
                For the Quarter Ended October 31, 2001
                               Contents


Part I. Financial Information                                          Page

 Item 1. Financial Statements
    a)  Consolidated Statements of Operations and  Comprehensive Income
   (Loss) for the Three And Six Months Ended October 31st, 2001 and 2000  1.
    b)  Consolidated Balance Sheets as of October 31st, 2001 and
         April 30th, 2001                                                 2.
    c) Consolidated Statements of Stockholders Equity for the
         Six months Ended October 31st, 2001.                             3.
    d) Consolidated Statements of Cash Flows for the Six
         Months Ended October 31st, 2001 and 2000                         4.
    e) Notes to Financial Statements                                      5.

 Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         6.

Part II. Other Information

 Item 6. Exhibits and Reports on Form 8K                                  8.

Signatures                                                                9.



Initio, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the
(Unaudited)

                                      6 Months Ended        3 Months Ended
                                 Oct 31,2001 Oct 31,2000 Oct 31,2001 Oct 31,2000
Revenues:
  Interest and dividends             $86,872    $197,835     $40,546   $109,572
  Loss on the sale of marketable     (97,640)   (207,750)    (30,971)  (265,944)
    securities
  Rental income                          -        38,000         -          -
  Other                                20,229        -         7,406        -
                                        9,461     28,085      16,981   (156,372)

Expenses:
 General and administrative           229,853    194,020     121,975     77,857
 Interest                              91,023     99,525      45,386     48,908
                                      320,876    293,545     167,361    126,765

Loss before income tax benefit       (311,415)  (265,460)   (150,380)  (283,137)

Income tax benefit:
  Current                                 -          -           -          620
  Deferred                                -       90,720         -       96,300

Net loss                             (311,415)  (174,740)   (150,380)  (186,217)

Other Comprehensive Income (Loss):
 Unrealized Gains ( Losses ) on
 Marketable Securities:
   Arising during the period         (703,753)   (313,128)  (203,141)  (206,476)
   Reclassification of (Gains) Losses Realized in
   Other Income                       (22,175)    128,909    (24,012)   140,299
                                     (725,928)   (184,219)  (227,153)   (66,177)

Comprehensive income ( Loss )      (1,037,343)   (389,959)  (377,533)  (253,394)


Income (Loss) per Common Share:

                     Basic             ($0.07)     ($0.04)    ($0.03)    ($0.04)

                     Diluted           ($0.07)     ($0.04)    ($0.03)    ($0.04)


Weighted Average Shares:

                     Basic           4,646,004   4,645,488  4,646,004  4,645,971
                     Diluted         4,646,004   4,645,488  4,646,004  5,228,089












 The accompanying notes are an integral part of these financial statements.
                                                   1.

Initio, Inc.
Consolidated Balance Sheets
As at

                                             Oct. 31, 2001    April 30, 2001
                                                (Unaudited)       (Audited)

Assets
  Cash                                                $64,284          358,616
  Marketable securities                             1,384,115        2,326,145
  Deferred tax asset                                1,236,596        1,236,596
  Vehicles and equipment, net                          78,709           20,531
  Building held for sale                            1,493,120        1,493,120
  Assets held for sale                              1,000,000
  Convertible debenture                                              1,000,000
  Notes receivable                                    496,588          482,561
  Other assets                                         56,589           42,744

       Total assets                                $5,810,001        6,960,313


Liabilities and Stockholders' Equity


Liabilities:
  Accounts payable and accrued expenses                92,131          171,737
  Mortgage payable                                    744,795          778,158
  Subordinated convertible debenture                1,500,000        1,500,000
     Total liabilities                              2,336,926        2,449,895

Commitments

Stockholders' Equity:
  Common Stock, $ .01 par value, Authorized
   10,000,000 shares, 5,053,575 issued and
   4,646,004 outstanding shares                       $50,536           50,536
  Additional paid in capital                       $8,653,660        8,653,660
  Accumulated deficit                              (3,428,989)      (3,117,574)
  Accumulated other comprehensive income (loss)    (1,224,395)        (498,467)
                                                    4,050,812        5,088,155

  Less: Treasury stock, 407,571 common
   shares                                            (577,737)        (577,737)
     Total stockholders' equity                     3,473,075        4,510,418

     Total liabilities and stockholders' equity    $5,810,001       $6,960,313












The accompanying notes are an integral part of these financial statements.

                                                    2.

Initio, Inc.
Consolidated Statements of Stockholders' Equity
For the six months ended October 31, 2001
(Unaudited)
                                                             Accumulated
                          Additional                         Other
        Issued    Common  Paid in    Accumlated  Treasury    Comprehensive
        Shares    Stock   Capital    Deficit     Stock       Income   Total
Balance 5,053,575 $50,536 $8,653,660($3,117,574) ($577,737) (498,467)$4,510,418
May 1
2001

Other comprehensive loss                                    (795,928)  (795,128)

Net loss                               (311,415)                       (311,415)

Balance 5,053,575 $50,536 $8,653,660($3,428,989) ($577,737)(1,224,395)3,850,608
Oct 31
2001

The accompanying notes are an integral part of these financial statements.

                        3.

Initio, Inc.
Consolidated Statements of Cash Flows
For the six months ended
(Unaudited)

                                                Oct. 31, 2001     Oct 31, 2000

Cash Flows from Operating Activities

  Net loss                                          $(311,415)       ($174,740)
  Loss on sale of marketable securities                97,640          207,750
  Depreciation                                          9,063            3,423
  Deferred tax benefit                                    -            (90,720)
  Net increase in other assets                        (13,845)         (55,872)
  Net decrease in other liabilities                   (79,606)         (66,509)

    Net cash (used in) operating activities          (298,163)        (176,668)

Cash flows from Investing Activities

  Purchases of property and equipment                 (67,241)          (3,114)
  Net proceeds from sales/(purchases) of
     marketable securities                            118,462          215,489
  Increase in notes receivable                        (35,008)             -
  Proceeds from collection of notes receivable         20,981            4,074

       Net cash provided by investing activities       37,194          216,449

Cash Flows from Financing Activities

  Mortgage repayment                                  (33,363)        (24,170)
  Net proceeds from issuance of
    common stock                                          -             1,000

      Net cash (used in) financing activities         (33,363)        (23,170)


  Net increase (decrease) in Cash                    (294,332)         16,611
  Cash at beginning of period                         358,616         550,025
  Cash at end of period                               $64,284        $566,636


Supplemental disclosures:

  Cash paid during the period for:
     Interest                                         $88,746         $92,249
     Income taxes                                         -           $40,500

Non-Cash Investing and Financing Activities:


  Decrease in fair value of available-for-sale       $703,753        $313,128
    securities









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

BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of
Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of October 31st, 2001; results of operations for the six months ended October 31st, 2001, and 2000; cash flows for the six months ended October 31st, 2001 and 2000; for further information, refer to the Companys financial statements and notes thereto included in the Companys Form 10-KSB for the year ended April 30th, 2001. The Balance sheet at April 30th,
2001 was derived from the audited financial statements as of that date. Results of Operations for interim periods are not necessarily indicative of annual results of operations.

Income (Loss) per Share:
Basic Income (Loss) per Common Share has been computed based upon the weighted average number of actually outstanding shares of the Companys common stock. Diluted Income (Loss) per Common Share includes common shares associated with certain outstanding employee stock options and a portion of the Companys subordinated convertible debenture.



                                  5.
RECENT EVENTS

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

Managements   discussion   and  analysis  contains   forward-looking
statements  about the Companys future prospects.   These  statements
are subject to risks and uncertainties, which could cause actual results to differ materially from those expected by Management. Readers are therefore cautioned not to rely upon any such forward-looking beliefs or judgments in making investment decisions.

Results of Operations:

As of April 30, 1999 the Company sold substantially all of the operating assets of its catalog business. In May 1999 the Company sold its facility in Peabody, Massachusetts to an unrelated party.
The Companys revenues, excluding gains on the sale of marketable securities, which are transactional in nature and vary from period to period, decreased approximately $129,000 and $62,000 for the six and three month periods ending October 31, 2001, respectively as compared to the comparable periods in 2000. The decrease was primarily attributable to a decrease in interest income. The Companys general, administrative and interest expenses increased by approximately $27,000 for the six months ended October 31,2001 and increased by approximately $41,000 for the three months ended October 31, 2001 as compared to the comparable periods in 2000.

Liquidity and Capital Resources:

In May, 1999, when the sale of its catalog operations was consummated, the Company received approximately $552,000 in cash, a $3,400,000 convertible debenture of the purchaser and discharged $2,000,000 of its subordinated debentures. Additionally, in connection with the sale of its Peabody, Massachusetts facility in May, 1999, the Company received approximately $253,000 in cash and a $275,000 mortgage note from the purchaser. In April 2001 this debenture, in the amount of $3,000,000 was in default on the payment of interest, which default has not been cured as of the present time. The Company has recorded as of April 30, 2001 a $2,000,000 reserve against the collect ability of this debenture.




                                  6.


Liquidity and Capital Resources: (Continued)
In September 2001 the Company obtained possession of the customer list and other intangible assets of The Deerskin and Joan Cook Catalogs pursuant to its secured interest in connection with the defaulted loan. The Company is presently perusing various alternatives to sell and or market the list in a commercially reasonable manner in order to recover as much as possible of the $3,000,000 principal amount, which it is owed on the secured debenture presently in default.

As of October 31st, 2001 the Company had approximately $ 1,450,000 in cash and marketable securities.
As of October 31st, 2001 the Company's liabilities, excluding the subordinated debenture and the mortgage payable, was approximately $ 92,000.

























                                  7.

                      Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

(B ) Reports on Form 8-K
Initio, Inc. filed no reports on Form 8-K during the quarter ended October 31st, 2001.

Items 1,2,3,4 and 5 are not applicable and have been omitted.






















                                  8.


                               Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Initio, Inc.

Date: December 14th, 2001               By: /s/ Martin Fox
                                        Martin Fox
                                         President and Office  of  the
Chief Executive,                                  Secretary, Treasurer
and Chief Financial

Officer

                                        By: /s/ Daniel DeStefano
                                        Daniel DeStefano
                                        Chairman  of  the  Board   and
                                        Office of the Chief Executive

















9.