Form 10QSB
period 2002-01-31
INITIO INC
filed 2002-03-14
CIK 50505

United States
                  Securities and Exchange Commission
                        Washington, D.C. 20549
                    ------------------------------
                              Form 10 QSB

       ( X ) Quarterly Report pursuant to Section 13 or 15 ( d )
                of the Securities Exchange Act of 1934
           For the Quarterly Period Ended January 31st, 2002

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

 The number of shares outstanding of the registrants common stock as of
                     March 1st, 2002 was 4,646,004
       Transitional Small Business Disclosure Format Yes   No X


                             Initio, Inc.
                              Form 10-QSB
                For the Quarter Ended January 31, 2002
                               Contents


Part I. Financial Information                                           Page

 Item 1. Financial Statements
    a) Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and nine months ended January 31st, 2002 and 2001 1.
    b) Consolidated Balance Sheets as of January 31st, 2002 and
       April 30th, 2001                                                   2.
    c) Consolidated Statements of Stockholders Equity for the
       nine months ended January 31st, 2002.                              3.
    d) Consolidated Statements of Cash Flows for the nine
       months ended January 31st, 2002 and 2001                           4.
    e) Notes to Financial Statements                                      5.

 Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         6.

Part II. Other Information                                                8.

Signatures                                                                9.

Initio, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the
(Unaudited)

                              9 Months Ended              3 Months Ended
                         Jan. 31, 2002 Jan. 31, 2001 Jan. 31, 2002 Jan. 31, 2001
Revenues:
  Interest and dividends      $78,748      $289,024       ($8,124)      $91,189
  Gain (loss) on the sale of  (15,886)     (162,218)       81,754        45,532
  marketable securities
  Rental income               -              38,000       -             -
  Other                        32,824       -              12,595       -
                               95,686       164,806        86,225       136,721

Expenses:
 General and administrative   345,673       347,836       115,820       153,816
 Interest                     136,106       146,058        45,083        46,533
                              481,779       493,894       160,903       200,349

Loss before inc tax benefit  (386,093)     (329,088)      (74,678)      (63,628)

Income tax benefit:
  Current                     -             -             -             -
  Deferred                    -             111,900       -              21,180

Net loss                     (386,093)     (217,188)      (74,678)      (42,448)

Other Comprehensive Income (Loss):
 Unrealized Gains (Losses) on
 Marketable Securities:
   Arising during the period (954,571)     (415,027)     (250,818)     (101,899)
   Reclassification of gains
   (losses) realized in
   Other Income                 2,296       118,239        24,471       (10,670)
                             (952,275)     (296,788)     (226,347)     (112,569)

Comprehensive Loss  $      (1,338,368)     (513,976)     (301,025)     (155,017)

Loss per Common Share:

        Basic              ($0.08)       ($0.05)       ($0.02)       ($0.01)

        Diluted            ($0.08)       ($0.05)       ($0.02)       ($0.01)


Weighted Average Shares:

        Basic               4,646,004     4,645,660    4,646,004     4,646,004
        Diluted             4,646,004     4,645,660    4,646,004     4,646,004


    The accompanying notes are an integral part of these financial statements.


                                                  1.

Initio, Inc.
Consolidated Balance Sheets
As at

                                           Jan. 31, 2002    April 30, 2001
                                           (Unaudited)      (Audited)

Assets
  Cash                                              218,305          358,616
  Marketable securities                             985,769        2,326,145
  Deferred tax asset                              1,236,596        1,236,596
  Vehicles and equipment, net                        77,827           20,531
  Building held for sale                          1,493,120        1,493,120
  Assets held for sale                            1,000,000                0
  Convertible debenture                                   0        1,000,000
  Notes receivable                                  498,844          482,561
  Other assets                                       26,365           42,744

       Total assets                               5,536,826        6,960,313


Liabilities and Stockholders' Equity


Liabilities:
  Accounts payable and accrued expenses             134,685          171,737
  Mortgage payable                                  730,091          778,158
  Subordinated convertible debenture              1,500,000        1,500,000
     Total liabilities                            2,364,776        2,449,895

Commitments

Stockholders' Equity:
  Common Stock, $ .01 par value, Authorized
   10,000,000 shares, 5,053,575 issued and
   4,646,004 outstanding shares                      50,536           50,536
  Additional paid in capital                      8,653,660        8,653,660
  Accumulated deficit                            (3,503,667)      (3,117,574)
  Accumulated other comprehensive loss           (1,450,742)        (498,467)
                                                  3,749,787        5,088,155

  Less: Treasury stock, 407,571 common
   shares                                          (577,737)        (577,737)
     Total stockholders' equity                   3,172,050        4,510,418

     Total liabilities and stockholders' equity   5,536,826        6,960,313


The accompanying notes are an integral part of these financial statements.

                                           2.

Initio, Inc.
Consolidated Statements of Stockholders' Equity
For the nine months ended January 31, 2002
(Unaudited)
                                                             Accumulated
                          Additional                         Other
        Issued    Common  Paid in    Accumlated  Treasury    Comprehensive
        Shares    Stock   Capital    Deficit     Stock       Income   Total
Balance 5,053,575 $50,536 $8,653,660($3,117,574) ($577,737) (498,467)$4,510,418
May 1
2001

Other comprehensive loss                                    (925,275)  (925,275)

Net loss                               (386,0935)                      (386,093)

Balance 5,053,575 $50,536 $8,653,660($3,503,667) ($577,737)(1,450,742)3,172,050
Jan 31
2002

The accompanying notes are an integral part of these financial statements.

                        3.

Initio, Inc.
Consolidated Statements of Cash Flows
For the nine months ended
(Unaudited)

                                               Jan. 31, 2002      Jan. 31, 2001

Cash Flows from Operating Activities

  Net loss                                         (386,093)          (217,188)
  Loss on sale of marketable securities              15,886            162,218
  Depreciation                                       13,794              5,166
  Deferred tax benefit                                    -           (111,900)
  Net (increase) decrease in other assets            16,379            (51,213)
  Net decrease in other liabilities                 (37,052)          (119,311)

    Net cash (used in) operating activities        (377,086)          (332,228)

Cash flows from Investing Activities

  Purchases of property and equipment               (71,090)            (3,114)
  Net proceeds from sales/(purchases) of
     marketable securities                          372,215            433,993
  Increase in notes receivable                      (40,262)           (50,750)
  Proceeds from collection of notes receivable       23,979             17,806

       Net cash provided by investing activities    284,842            397,935

Cash Flows from Financing Activities

  Mortgage repayment                                (48,067)           (37,814)
  Net proceeds from issuance of
    common stock                                          -              1,000

      Net cash (used in) financing activities       (48,067)           (36,814)


  Net increase (decrease) in Cash                   (140,311)            28,893
  Cash at beginning of period                        358,616            550,025
  Cash at end of period                              218,305            578,918


Supplemental disclosures:

  Cash paid during the period for:
     Interest                                        132,691            142,643
     Income taxes                                          -             40,500

Non-Cash Investing and Financing Activities:


  Decrease in fair value of available-for-sale       954,571            415,027
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

BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of
Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of January 31st, 2002; results of operations for the nine months ended January 31st,
2002, and 2001; cash flows for the nine months ended January 31st, 2002 and 2001; for further information, refer to the Companys financial statements and notes thereto included in the Companys Form 10-KSB for the year ended April 30th, 2001. The Balance sheet at April 30th, 2001 was derived from the audited financial statements as of that date. Results of Operations for interim periods are not necessarily indicative of annual results of operations.

Income (Loss) per Share:
Basic Income (Loss) per Common Share has been computed based upon the weighted average number of actually outstanding shares of the Companys common stock. Diluted Income (Loss) per Common Share does not include common shares associated with employee stock options or Companys subordinated convertible debenture because of their anti-dilutive effect.

                                  5.



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

Results of Operations:

As of April 30, 1999 the Company sold substantially all of the operating assets of its catalog business. In May 1999 the Company sold its facility in Peabody, Massachusetts to an unrelated party. The
Companys   revenues,  excluding  gains  on  the  sale  of  marketable securities, which are transactional in nature and vary from period to period, decreased by approximately $215,000 and $87,000 for the nine and three month periods ending January 31, 2002, respectively as compared to the comparable periods in 2001. The decrease was primarily attributable to a decrease in interest income. The Companys general, administrative and interest expenses decreased by approximately $12,000 for the nine months ended January 31, 2002 and decreased by approximately $39,000 for the three months ended January 31, 2002 as compared to the comparable periods in 2001.

Liquidity and Capital Resources:

In May, 1999, when the sale of its catalog operations was consummated, the Company received approximately $552,000 in cash, a $3,400,000 convertible debenture of the purchaser and discharged $2,000,000 of its subordinated debentures. Additionally, in connection with the sale of its Peabody, Massachusetts facility in May, 1999, the Company received approximately $253,000 in cash and a $275,000 mortgage note from the purchaser. In April 2001 this debenture, in the amount of $3,000,000 was in default on the payment of interest, which default has not been cured as of the present time. The Company has recorded as of April 30, 2001 a $2,000,000 reserve against the collectability of this debenture, which is in default and may not be collectible.


                                  6.


Liquidity and Capital Resources: (Continued)
In September 2001 the Company gained possession of the customer list and other intangible assets of The Deerskin and Joan Cook Catalogs pursuant to its secured interest in connection with the defaulted loan. The Company is presently pursuing various alternatives to sell and or market the list in a commercially reasonable manner in order to recover as much as possible of the $3,000,000 principal amount, which it is owed on the secured debenture presently in default.

As of January 31st, 2002 the Company had approximately $1,204,000 in cash and marketable securities.
As of January 31st, 2002 the Company's liabilities, excluding the subordinated debenture and the mortgage payable, was approximately $134,685.

                                  7.




                      Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits
None
(B ) Reports on Form 8-K
Initio, Inc. filed no reports on Form 8-K during the quarter ended January 31st, 2002.

Items 1,2,3,4 and 5 are not applicable and have been omitted.



                                  8.


                               Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Initio, Inc.

Date: March 8th, 2002                   By: /s/ Martin Fox
                                        Martin Fox
                                         President and Office  of  the
Chief Executive,                                  Secretary, Treasurer
and Chief Financial

Officer

                                        By: /s/ Daniel DeStefano
                                        Daniel DeStefano
                                        Chairman  of  the  Board   and
                                        Office of the Chief Executive


9.