Form 10KSB
period 2002-04-30
INITIO INC
filed 2002-07-29
CIK 50505

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES
                    EXCHANGE ACT OF 1934
          For the fiscal year ended April 30, 2002
                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
      For the transition period from _______________ to
                       _______________

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

                      (Title of Class)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to the filing requirements for the past
90 days.
             Yes X    No _____
  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  State Issuer's Net Revenues for its most recent fiscal year: $171,161.

  State the aggregate market value of the voting stock held by non-affiliates of the registrant: $1,794,523 (based upon the average bid and asked price of the registrant's Common
Shares, $.01 par value, as of July 24, 2002).

  State  the  number of shares outstanding of  each  of  the
issuer's  classes  of  common  equity,  as  of  the   latest
practicable date.

Common Shares, $.01 Par Value               5,526,004
       (Title of Class)          (No. of Shares Outstanding
                                       at July 26, 2002)

         DOCUMENTS INCORPORATED BY REFERENCE:  None
Transitional Small Business Disclosure Form (check one):
                         Yes___    No   X

                                  PART I

Item 1. Description of Business.

General Development of Business

Initio, Inc. (the "Company") was incorporated under the laws of the State of Delaware in 1968 and became a publicly-owned corporation in 1970. Effective as of February 1, 1994, the Company changed its State of incorporation from Delaware to Nevada. The Company's principal offices are located at 10 Henry Street, Teterboro, NJ 07608 and its telephone number is
(201) 462-9000.

The Company, via its Initio Acquisition Corp. subsidiary, was principally engaged in the mail order and e-commerce retail sale of consumer products through its Deerskin and Joan Cook catalogs and to a lesser extent through media advertising. In April, 1999, the Company entered into an agreement with America's Shopping Mall, Inc. to sell substantially all of the assets of its mail order and e-commerce operation. In May 1999, the transaction closed resulting in a pre-tax gain of approximately $2,100,000. Since that time, the Company instituted a search for suitable acquisitions. Each of the Companys directors has been asked by management to assist the Company actively in its pursuit of such acquisitions, management follows up on the leads and meets with various prospective targets. This pursuit occupies a significant amount of the time of the Companys two senior officers in order to insure that the Company conducts rigorous financial and legal due diligence with respect to any entity in which it has a significant interest.

In connection with this activity it became apparent to the Chief Executive Officers and other Directors of the Company that there were a significant number of small but relatively profitable companies in desperate need of significant structural, financial, organizational and marketing assistance. Therefore, during the fiscal year ended April 30, 2002, the Company decided to offer management and consulting services to small, but established companies, that are at strategic inflection points in their life cycle.

It is the intention of the Company to utilize the considerable experience, knowledge and business contacts of its executive officers and directors in this connection.

The  Company  commenced offering such services in the fiscal year  ended  April
2002 (the Company generated approximately $31,000 from such activity).   In
the current fiscal year the Company expects to pursue this activity more aggressively.


Recent Developments

In  April  of  2002,  the  Company entered into an agreement  with  Pioneer
Ventures   Associates  Limited  Partnership  (Pioneer)  to  convert   its
$1,500,000  in  principal amount of Debentures to  880,000  shares  of  the
common  stock of the Company, and a Value Support Right (VSR).   Pursuant
to such VSR, Pioneer will receive a minimum of additional 120,000 shares and a maximum of 820,000 additional shares of the Companys common stock on or before April 29, 2004. The value of the VSR, subject to adjustment as provided in the VSR, is equal to the difference between $1.70 and the average last sale price of the Companys common stock (or the average last bid and asked price for such shares with respect to any trading day in which the Company does not trade) on the NASDAQ small cap market during the last 10 consecutive trading days prior to April 29th, 2004. This agreement was approved by the shareholders of the Company, at their annual meeting held on July 8th, 2002.

America's Shopping Mall Inc. is currently in default of the payment of interest and the Company has taken a reserve for possible loss on this note of $2,000,000. This note was secured by a lien on all of the intangible assets, which had previously been sold by the Company to Americas Shopping Mall, Inc. The Company believes that the attorneys representing the Company in connection with that transaction failed to file the lien in a timely fashion, which caused the Company to incur a substantial delay in perfecting its lien. Such actions gave rise to a claim on behalf of the Company against that law firm and its insurers for damages. At the present time no complaint has been filed but the matter is in negotiation. While the Company has established a reserve of $2,000,000, thereby continuing to carry the value of the asset at $1,000,000, this of course is an estimate of what might be realized as a result of the sale of the assets and the settlement of this matter. There can be no assurance that such estimate will prove to be accurate.

Employees.  The Company currently has 4 full-time employees.  None  of  the
Company's  employees are covered by collective bargaining agreements.   The
Company considers its employee relations to be satisfactory.


Item 2. Description of Property

The Company maintains an office at 10 Henry Street, Teterboro, NJ, where it has a month to month lease at $36,000 per annum and occupies approximately 6000 square feet.

The Company owns an approximately 81,000 square foot building on 7.5 acres of leased land in Carson City, Nevada. Annual rent for this land is $700. The lease expires on September 30, 2037. The Company is responsible for real estate taxes on this property. The building is presently listed for sale at $3,600,000. There can be no assurance that when the property is sold the Company will in fact receive $3.6 million for the property.

The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for its present purposes.

Item 3. Legal Proceedings

In November 2000, the Company learned that a default judgment had been entered against Deerskin Trading Post, Inc. (now Initio Acquisition Corp.) On August 28th, 2001, this matter was settled for $51,000. The Company had established an estimated liability of $50,000 on our financial statement for the year ended April 30, 2001.

As of July 2002, there were no other legal proceedings pending against the Company, nor to the Company's knowledge, were any material proceedings against it contemplated by any governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders

On July 8, 2002 the Company's Annual Meeting of Shareholders was held at the offices of the Company. A quorum, in person or by proxy, of common stockholders was present throughout. The following matters were voted upon:

Election of Directors - The following persons were nominated, seconded and elected by vote of security holders, as follows:

     Name                 Number of Votes For    Votes Withheld

     Robert A. Lerman         4,708,127              14,475

The selection of Rogoff & Co. as the Company's auditors for the 2002 fiscal year was ratified with a vote of 4,721,476 in favor, 287 opposed and 839 abstentions.

The Agreement with Pioneer Ventures Associates Limited Partnership was approved with a vote of 3,005,919 in favor, 5,563 opposed and 1,128 abstentions. See Item 12 for a description of the agreement with Pioneer.

                                  PART II

Item  5.  Market  for  Registrant's Common Equity and  Related  Stockholder
Matters

  (a) Market Information. The Company's Shares are traded under the symbol "INTO" on Nasdaq. The following table indicates high and low bid for the Companys common stock for the fiscal years ended April 30, 2002 and 2001 for the periods indicated based upon information supplied by Nasdaq. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions:


Fiscal Year Ended                April 30, 2002       April 30, 2001
                                      Bid:                 Bid:
                                 High       Low      High         Low
  First Quarter                 $1.15     $0.75   $5.25       $2.0625
  Second Quarter                 1.09      0.85    5.0625      2.25
  Third Quarter                  1.08      0.84    2.9062      1.4375
  Fourth Quarter                 1.26      0.87    1.75        1.2812

  (b) Number of Holders of Common Stock. As of April 30, 2002 the number of record holders of the Company's Shares was approximately 454, which may not include all individual participants in security position listings.

(c)   Dividends.   The  Company  has never paid a  cash  dividend.   Future
   dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of shares in the foreseeable future.

(d) Effective as of April 26, 2002, Pioneer Ventures Limited Partnership, pursuant to an agreement with the Company, agreed to convert Convertible Debentures having a aggregate principal amount of $1,500,000 in to 880,000 unregistered shares of the Companys common stock. The Company entered into this transaction in order to cancel the debentures and therefore avoid having to pay interest thereon and did not receive cash payment upon the conversion. The sale of the securities to Pioneer was in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as a transaction not involving a public offering. For additional information about this transaction, please see Item 12.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations follow on page 11

Item 7. Financial Statements

Financial Statements, follow on page 13.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During fiscal years 2002 and 2001 there were no disagreements with the Company's principal independent accountants on accounting or financial disclosure.
In July 2001 the Company changed its auditors from Arthur Andersen LLP to Rogoff & Co. PC.

                                 PART III

Item 9. Directors and Executive Officers of the Company; Compliance with 16(a) of the Exchange Act

The Company's Board of Directors is a classified board, with one-third of the directors being elected each year for a term of three years. The following table sets forth certain information with respect to each director and executive officer of the Company:

Name and Age             Positions with      Term    Served As
                         the Company         Expires Director
                                                     Since

Daniel A. DeStefano, 69  Chairman of the        2003 1969
                         Board, Director

Martin Fox, 67           President, Secretary,
                         Director               2003 1978

Dr. Paul Lerman, 61      Director               2004 1998

James J. Holzinger,* 67  Director               2004 1998

Robert Lerman,* 67       Director               2005 1998

Paul Lerman and Robert Lerman are cousins and are nominees of Pioneer Venture Associates Limited Partnership.

Mr. DeStefano was a founder of the Company and has been Chairman of the Board of the Company since 1969.

Mr. Fox joined the Company in 1972 and has been President of the Company for more than five years.

Dr. Lerman became a Director of the Company in April, 1999. Dr. Lerman has been a professor at the Samuel J. Silberman College of Business Administration at Fairleigh Dickinson University from 1990 - 2001 and a Professor of Business Administration since 1970.

Mr. Holzinger is, since 1996, retired. From 1993 - 1996, he was an Executive Vice President in the commercial lending department of Summit Bank.

Mr. Lerman became a Director in February, 1998. Since 1998, he has been president and a Director of Pioneer Ventures Corp., which is the manager of the general partner of Pioneer Ventures Associates Limited Partnership. Mr. Lerman is also the President and a Director of Thermodynetics, Inc., a manufacturer of heat exchangers, for more than five years.

Each officer's term expires at the annual meeting of the Board of Directors of the Company, in the year specified above or when their successors are elected and qualified to serve in their stead.

The Company pays directors, other than full time employees, an annual retainer of $3,000 plus $500 and out-of-pocket expenses for each Board meeting attended.

*Member of the audit committee



Compliance with section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Companys directors and executive officers, and persons who own more than 10% of the Companys common stock (10% Stockholder), file with the SEC reports of ownership on Form 3 and reports of changes in ownership of the Companys common stock and other equity securities on a Form 4 or Form 5. Such executive officers and 10% Stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. One such regulation requires disclosure by the Registration of filings, which, under the SECs rules, are not deemed to be timely. During its review with respect to the fiscal year ended April 30, 2002, the Company determined that Mr. DeStefano did not file a Form 4 on a timely basis. Such report was subsequently filed.

Item 10. Executive Compensation

      The following table sets forth the cash compensation paid (or accrued for) by the Company to its President and Chairman of the Board. None of the executive officer's aggregate remuneration exceeded $100,000, for the Company's fiscal years ended April 30, 2002 and 2001:

                        SUMMARY COMPENSATION TABLE

                                   Number of    % of total
                                   Securities   options     Excerise or
Name and                           underlying   granted to  base
Principal                          options/SARS employees in price  Expiration
Position       Annual Compensation Granted      fiscal year ($/SH)  date

Martin Fox         2002        -0-     150,000*    50%       $0.91  May 14, 2012
President          2001    $36,000
                   2000   $150,000

Daniel DeStefano,  2002        -0-     150,000*    50%       $0.91  May 14, 2012
Chairman           2001    $36,000
of the Board       2000   $150,000

On March 25, 1998, the Company granted 250,000 stock options each to Mr. Fox and Mr. DeStefano at an exercise price of $1.95 pursuant to the Company's
1996  Employee Stock Option Plan.  These options are all exercisable.   *In
May 2002 pursuant to the Company's Stock Option Plan, the Board granted to each of Mr. Fox and Mr. DeStefano options to purchase 150,000 shares at an exercise price of $.91, per share, one-half of which are currently exercisable and the balance of which are exercisable on or after April 30, 2003.

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


Options, which may result in the issuance of up to 500,000 shares of the Companys common stock, may be issued pursuant to the 1996 Plan. Under the 1996 Plan the Company may award either Incentive Stock Options or Non Qualified Stock Options. The terms for either may not exceed ten years, while vesting is either 20 % annually or as the Companys Board of Directors provides. Exercise prices approximate the market price for the Companys stock, except that in the case of awards to holders of more than 10 % of the Companys stock the exercise is to be set by the Companys Board of Directors.






Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners.
The following table sets forth, as of July 15, 2002, information concerning the only persons who are known by the Company to own beneficially more than five percent of the outstanding Shares of the Company and information concerning ownership of outstanding Shares by all current directors and executive officers of the Company as a group. Except as otherwise indicated, all such persons have both sole voting and investment power over the Shares shown as being beneficially owned by them.


Name and Address of               Amount and Nature           Percent of
Beneficial Owner               Of Beneficial Ownership           Class

Martin Fox
2500 Arrowhead Drive
Carson City, Nevada 89706           1,563,585 (1)                33.65%

Daniel A. DeStefano
2500 Arrowhead Drive
Carson City, Nevada 89706           1,065,010 (2)                 22.92%

DeStefano Children Trust
c/o John McConeghy
42 Sterling Lane
Wayne, New Jersey 07470              530,546 (3)                  11.42%

Melvyn I. Weiss
One Pennsylvania Plaza
New York, New York 10119             248,650 (4)                   5.35%

Pioneer Ventures Associates
  Limited Partnership
651 Day Hill Road
Windsor, Connecticut 06095           880,000 (5)                  18.94%

Robert Lerman
651 Day Hill Road
Windsor, Connecticut 06095           893,495 (6)                  19.23%

James J. Holzinger
7 Canterbury Way
Wayne, New Jersey 07470               10,000                Less than 1%

Dr. Paul Lerman
1000 River Road
Teaneck, New Jersey 07666              --                           --

All Executive Officers and
Directors as a Group (5 persons)   3,532,090 (7)                  76.02%


 (1) This amount includes 101,984 Shares owned by trusts for the benefit of Mr. Fox's children of which Mr. Fox is a trustee and of which Mr. Fox disclaims beneficial ownership. Mr. Fox has shared voting and investment power over the Shares owned by such trusts. This amount also includes 101,796 Shares owned by the Martin Fox Retirement Trust. This amount does not include 53,433 Shares owned by a trust for the benefit of unrelated persons of which Mr. Fox is a trustee and of which Mr. Fox disclaims beneficial ownership. This amount also includes 325,000 shares, which Mr. Fox has the right to acquire pursuant to a currently exercisable stock option.

(2) This amount includes 172,638 Shares owned by the Daniel DeStefano Retirement Trust. This amount also includes 325,000 shares, which Mr. DeStefano has the right to acquire pursuant to a currently exercisable stock option.

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

(5)   In   April  2002  Pioneer  Ventures  Associates  Limited  Partnership
(Pioneer),  Pioneer  converted  Convertible  Debentures  having   an
aggregate principal amount of $1,500,000 into 880,000 shares of the common stock of the Company. Pioneer also received a value support right, which gives it the right to receive a minimum of 120,000 shares of the Companys common stock and, under certain circumstances, the right to receive a
maximum   of   820,000  shares  of  the  Companys  common  stock.    These
transactions were approved by the Companys shareholders at the annual meeting.

(6) This amount includes (i) 880,000 shares held by Pioneer Ventures Associates Limited as described in footnote (5) above: (ii) 4,400 shares held by Robert Lerman, (iii) 3,500 shares held by Pioneer Capital Corp., a corporation which Mr. Lerman is the owner of 50% of the issued shares of,
(iv) 5,495 shares held by the Robert A Lerman Money Pension Plan & Trust, and (v) 100 shares held by Ellen Lerman, his wife which Mr. Lerman disclaims beneficial ownership of.

(7) See footnotes (1), (2) and (6) above. This amount includes 10,000 shares owned by Mr. Holzinger.

Item 12. Certain Relationships and Related Transactions

On February 25, 1998, the Company entered into a Debenture Commitment Agreement with Pioneer Ventures Associates Limited Partnership ("PVALP") pursuant to which PVALP agreed to make certain loans to the Company to be repaid by the Company in accordance with the terms of convertible subordinated debentures (the "Debentures"). PVALP initially loaned $3,000,000 to the Company and the Company issued the First Subordinated Debenture due May 1, 2003 (the "First Debenture"). In May 1999 $2,000,000 of this obligation was repaid.

The  terms  of the First Debenture required that the principal stockholders of the Company (the "Principal Stockholders"), which include Mr. DeStefano and Mr. Fox, enter into the Voting Agreement. The Voting Agreement provides that so long as there is any unpaid principal amount or interest outstanding under the Debentures or so long as the conversion shares are held by PVALP, the Principal Stockholders will vote all of their Common Stock for the election of PVALP's designee as a director of the Company. Mr. Robert Lerman, a director of the Company is PVALP's nominee, and the President of Pioneer Ventures Corp., the managing member of the general partner of PVALP.

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

On December 23, 1998, pursuant to the terms of the debenture Commitment Agreement, the Company issued to Pioneer the Second Convertible Subordinated Debenture due December 23, 2003, in the principal amount of $500,000, convertible at $1.54 per share, with interest at 8% per annum.

In April 2002, the Company and PVALP entered into an agreement (the 2002 Agreement) which was approved by the Company's shareholders on July 8th, 2002 pursuant to which PVALP agreed to convert its remaining debentures having an aggregate principal amount of $1,500,000 into 880,000 shares of the common stock of the Company (the Conversion Shares). In addition, under the 2002 Agreement PVALP received 880,000 value support rights (the Value Support Right). The Value Support Right provides that, subject to the terms and conditions of the Value Support Rights certificate (the Rights Certificate) PVALP is entitled to receive a minimum of 120,000 shares of the Companys common stock, and may receive a maximum of 820,000 shares of the Companys common stock. The value of each right shall, subject to adjustment as provided in the Rights Certificate, be equal to the difference between $1.70 and the average last sale price for the Companys common stock (or the average of the last bid and last ask price for such shares with respect to any trading day on which the Companys common stock does not trade) on the Nasdaq SmallCap market during the last 10 consecutive trading days ending on April 29, 2004. Pursuant to the 2002 Agreement, the Voting Agreement was amended. The amended Voting Agreement requires the Principal Stockholders to vote all of their common stock for the election of Robert A. Lerman and Dr. Paul Lerman, a director of the Company and a cousin of Robert Lerman, or the two nominees of PVALP 's general partner, Venture Management Partners LLC, so long as PVALP owns Conversion Shares that are equal to or greater than 5% of the issued and outstanding common stock of the Company. The amended Voting Agreement also provides that the Principal Shareholders may not transfer any of their common stock to any affiliate without PVALP's prior written consent.

     The Principal Stockholders and certain others who in the aggregate hold a majority of the Company's common stock were, pursuant to the 2002 Agreement, contractually obligated to vote in favor of approval of the 2002 Agreement.



Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits.  See Index of Exhibits annexed hereto.

   (b) Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarterly period ended April 30, 2002.


                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 29, 2002     INITIO, INC.


                   /s/ Martin Fox
                   By: Martin Fox, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  July 29, 2002     /s/ Martin Fox
                   Martin Fox,
                   President and Director


Date:  July 29, 2002     /s/ Daniel DeStefano
                   Daniel DeStefano,
                   Chairman of the Board
                   and Director


Date:  July 29, 2002     /s/ Paul Lerman
                   Dr. Paul Lerman,
                   Director


Date:  July 29, 2002     /s/ Robert A. Lerman
                   Robert A. Lerman,
                   Director


Date: July 29, 2002 /s/ James J. Holzinger
                   James J. Holzinger,
                   Director












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

 (c) 1996 Stock Option Plan

  (d) Voting Agreement, dated as of February 25, 1998, by and between Pioneer Ventures Associates Limited Partnership and the Principal Stockholders incorporated by reference to Schedule 13D dated February 25, 1998 filed by Martin Fox.

   (e) Asset Purchase Agreement between Deerskin Trading Post, Inc. ("Deerskin") and Americas Shopping Mall, Inc. ("ASM") dated April 21, 1999 incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 3, 1999.

  (f) Security Agreement between Deerskin and ASM, dated May 21, 1999 incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 3, 1999.

 (g) Agreement and Plan of Merger and Reorganization dated July 20, 2000 by and among Initio, Inc., Saturn Acquisition Corp., Inculab, Inc. and Certain Shareholders.

(h) Agreement, dated as of April 26,2002, by and between the company Pioneer Ventures Associates Limited Partnership, Inc. incorporated by reference to Schedule 14A filed with the Securities and Exchange Commission on June 11, 2002.

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

Results of Operations
In fiscal year 2002 revenues decreased to $171,161 from $652,163. This decrease was principally the result of the decrease in interest and dividends of $263,000 and the absence of a breakup fee of $350,000, which was received in the prior fiscal year. This was partially offset by realized gains on marketable securities of $10,000 in the current period versus a loss of $93,000 in the prior fiscal year.

Administrative expenses decreased to $389,531 in fiscal 2002 from $544,025 in the prior year, in part as a result of the significant reduction in executive compensation from $72,000 in fiscal 2001 to 0 in fiscal 2002.

Interest expense decreased from $193,598 in the prior year to $125,676 in the current year. This was largely as a result of the conversion of the 1,500,000 convertible debenture, which resulted in a reduction of interest expense of $60,000.

As a result of the foregoing, the loss from continuing operations before income taxes for the current period increased to $344,046 from a loss of $85,460 in the prior period. After consideration of all of the factors and circumstances the management and the audit committee provided an additional valuation allowance of $232,815 against the deferred tax asset.

As a result of all of the foregoing, the company showed a net loss in the current period of $576,861 versus a net loss in the prior period of $2,105,626, which included a charge of $2,000,000 attributable to the debentures which defaulted in 2001.


Liquidity and Financial Resources
As of April 30, 2002, the cash balances were approximately $555,000 and marketable securities valued at current market prices were approximately $1,000,000.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Initio, Inc.:

We have audited the accompanying consolidated balance sheets of Initio, Inc. (a Nevada corporation) and subsidiaries as of April 30, 2002 and April 30, 2001, and the related consolidated statements of operations and comprehensive loss, changes in shareholders equity and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Initio, Inc. as of April 30, 2002 and April 30, 2001, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.



Rogoff & Co. P.C.
New York, New York



July 29, 2002

Initio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Year Ended

                                      April 30, 2002             April 30, 2001


Revenues:
  Interest and dividends                      91,619                    354,088
  Gain (loss) on the sale of
    marketable securities                     10,176                    (93,439)
    Rental Income                                  -                     38,000
    Break up fee                                   -                    350,000
    Other                                     69,366                      3,514
                                             171,161                    652,163

Expenses:
  General and Administrative                 389,531                    544,025
  Interest                                   125,676                    193,598
                                             515,207                    737,623

Loss from continuing operations
    Before income taxes                     (344,046)                   (85,460)

Income taxes                                 232,815                    439,966

Loss from continuing operations             (576,861)                  (525,426)


Loss on sale of discontinued operations,
  net of income tax benefit of $419,800            -                 (1,580,200)

Net loss                                    (576,861)                (2,105,626)

Other comprehensive income (loss):
  Unrealized gains (losses) on
  Marketable securities:
    Arising during the period               (860,929)                  (497,510)
  Reclassification of gains (losses)
    Realized in other income                   8,086                   (118,239)
                                            (852,843)                  (615,749)
 Comprehensive Loss                       (1,429,704)                (2,721,375)

The accompanying notes are an integral part of these financial statements.


Initio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Year Ended

                                              April 30, 2002     April 30, 2001

Loss per common share:
      Basic and diluted:
      Continuing operations                           ($0.12)           ($0.11)
      Loss from discontinued
        operations                                         -            ($0.34)
        Net Loss                                      ($0.12)           ($0.45)


Weighted average shares used in
  computing net loss per share -
  basic and diluted                                 4,658,059         4,645,744

The accompanying notes are an integral part of these financial statements.

                                                    Initio, Inc.
                                             Consolidated Balance Sheets
                                                       As at

                                        April 30, 2002           April 30, 2001

Assets

  Cash                                         554,633                  358,616
  Marketable Securities                      1,005,024                2,326,145
  Deferred tax asset                         1,003,781                1,236,596
  Vehicles and equipment, net                  113,885                   20,531
  Building held for sale                     1,493,120                1,493,120
  Convertible debenture                      1,000,000                1,000,000
  Notes receivable                             172,123                  482,561
  Other assets                                  12,620                   42,744

    Total assets                             5,355,186                6,960,313


Liabilities and Stockholders' Equity

  Liabilities:
 Accounts Payable and Accrued expenses          54,686                  171,737
  Mortgage payable                             719,786                  778,158
  Subordinated convertible debenture                 -                1,500,000
     Total liabilities                         774,472                2,449,895

  Commitments

  Stockholders' Equity
  Common stock, $.01 par value, Authorized
  10,000,000 shares, 5,933,575 and
  5,053,575 issued, respectively                59,336                   50,536
  Additional paid in capital                10,144,860                8,653,660
  Accumulated deficit                       (3,694,435)              (3,117,574)
  Accumulated other comprehensive
    income                                  (1,351,310)                (498,467)
                                             5,158,451                5,088,155

  Less: Treasury stock, 407,571
    Common shares, respectively               (577,737)                (577,737)
    Total stockholders' equity               4,580,714                4,510,418
  Total liabilities and stockholders' equity 5,355,186                6,960,313

The accompanying notes are an integral part of these financial statements.

                                      Initio, Inc.
                     Consolidated Statements of Stockholders' Equity

                                                    Additional Accumulated other
                  Issued Common   Paid in Accumulated Treasury Comprehensive
                  Shares  Stock   Capital    Deficit   Stock   Income     Total

Balance May 1, 5,052,575 50,526 8,652,670(1,011,948) 577,737  117,282 7,230,793
2000

Excerise of employee
stock options for 1,000
shares             1,000     10       990                                 1,000

Other comprehensive
loss                                                         (615,749) (615,749)

Net loss                                 (2,105,626)                 (2,105,626)

Balance        5,053,575 50,536 8,653,660(3,117,574)(577,737)(498,467)4,510,418
April 30, 2001

Issuance of shares on
conversion of
debentures       880,000  8,800 1,491,200                             1,500,000

Other comprehensive
loss                                                         (852,843) (852,843)

Net loss                                    (576,861)                  (576,861)

Balance     5,933,575 59,336 10,144,860(3,694,435)(577,737)(1,351,310)4,580,714
April 30, 2002

The accompanying notes are an integral part of these financial statements.

                                                       Initio, Inc.
                                           Consolidated Statements of Cash Flows
                                                    For the Year Ended

                                            April 30, 2002       April 30, 2001

Cash flows from Operating Activities;

  Net Loss                                       (576,861)          (2,105,626)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Loss on sale of discontinued
  operations                                                         2,000,000
  (Gain) loss on sale of marketable
   securities                                     (10,176)              93,439
  Depreciation and amortization                    20,671                6,908
  Deferred tax expense                            232,815               25,166
  Net(increase) decrease in other assets           30,124              (18,273)
  Net decrease in other liabilities              (117,051)             (10,549)

Net cash used in operating activities            (420,478)              (8,935)

Cash flows from Investing Activities

  Purchases of property and equipment            (114,025)              (3,284)
  Net proceeds from Sales/(purchases)
   of marketable securities                       478,454              (97,051)
  (Increase) decrease in notes receivable         310,438              (35,720)

  Net cash provided by (used in)
  Investing activities                            674,867             (136,055)


Cash flows from Financing Activities

  Mortgage repayment                              (58,372)             (47,419)
  Net proceeds from issuance of
  common stock                                          -                1,000


Net cash used in financing activities             (58,372)             (46,419)


Net increase (decrease) in cash                   196,017             (191,409)
  Cash at beginning of period                     358,616              550,025
  Cash at end of year                             554,633              358,616

The accompanying notes are an integral part of these financial statements.

                                                Initio, Inc.
                                      Consolidated Statements of Cash Flows
                                             For the Year Ended

                                                  April 30, 2002 April 30, 2001
Supplemental disclosures:

Cash paid during the period for interest                $116,282      $184,264

Cash paid during the period for income taxe                    -       $40,500

Non-Cash Investing and Financing Activities:

Conversion of debentures for
common stock                                          $1,500,000             -
Exchange of employee stock for note
receivable                                                     -        $1,000

Decrease in fair value
of available-for-sale securities                       ($860,929)    ($497,510)

The accompanying notes are an integral part of these financial statements.

                               Initio, Inc.
Notes to the Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Business
In past years Initio, Inc., (the Company or Initio), through its wholly owned subsidiary, Initio Acquisition Corp. (Acquisition) (formerly called Deerskin Trading Post, Inc. Deerskin), primarily marketed leather goods by way of the Deerskin catalog and gifts and housewares through its Joan Cook catalog.

In May 1999, the Company sold materially all of the assets of its Deerskin operation. Since May 1999, the Company began the process of identifying new business opportunities including, but not limited to, making an appropriate acquisition.

During the current fiscal year the Company began selling management and consulting services.

Basis of Presentation
The consolidated financial statements include the accounts of the Company and Acquisition. All material intercompany transactions and balances have been eliminated.

Use of Estimates
Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities,
revenue  and  expenses  and  consequently stockholders  equity.   Examples
include estimates of future revenues and expenses. Actual results may differ from these estimates.

Reclassifications
Certain   items  in  the  prior  years  financial  statements  have   been
reclassified to conform to the fiscal 2002 presentation.

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

Earnings Per Common Share
Basic Earnings per Common Share, as well as Diluted Earnings Per Common Share have been computed based upon the weighted average number of actually outstanding shares of the Companys common stock. A reconciliation between the numerators and denominators of the basic and dilutive EPS computations for net income is as follows:



                   Year ended April 30, 2002          Year ended April 30, 2001
            ---------------------------------  --------------------------------
               Income       Shares    Per Shr    Income      Shares     Per Shr
            (Numerator) (Denominator) Amounts (Numerator) (Denominator) Amounts BASIC EPS:
Net loss from continuing
operations attributable to
common stock
              (576,861)     4,658,059  ($0.12)  (525,426)    4,645,744   ($0.11)


Net loss from
discontinued operations,
net of income tax
benefit attributable
to common stock
                      -            -       -  (1,580,200)    4,645,744   ($0.34)


                   Year ended April 30, 2002          Year ended April 30, 2001
            ---------------------------------  --------------------------------
               Income       Shares    Per Shr    Income      Shares     Per Shr
            (Numerator) (Denominator) Amounts (Numerator) (Denominator) Amounts DILUTIVE EPS:
Net loss from continuing
operations attributable
to common stock
              (576,861)     4,658,059  ($0.11)  (525,426)    4,645,744   ($0.12)

Net loss from
discontinuedoperations,
net of income tax benefit
attributable to common stock
                      -            -       -  (1,580,200)    4,645,744   ($0.34)

Options to purchase 510,000 shares of common stock out of the total number of options outstanding as of April 30, 2002 and April 30, 2001, respectively, were not included in the computation of diluted EPS because of their anti-dilutive effect.

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

Recently Issued Accounting Standards
In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. These statements become effective to the Company on July 1, 2001 for Statement No. 141 and August 1, 2002 for Statement No.
142. The Company has not completed any business combinations as of December 31, 2001 and management cannot currently assess what effect the future adoption of these pronouncements will have on the Companys financial statements.

In June 15, 2001, the Financial Accounting Standards Board also issued Statement No. 143 Accounting For Asset Retirement Obligations and in August 15, 2001, Statement No. 144 Accounting For Impairment and Disposal of Long Lived Assets.

Statement No. 143 will change the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs in four significant ways. First, Statement 143 requires that the amount initially recognized for an asset retirement obligation be measured at fair market value and not under the current practice of using a cost-accumulation measurement approach. Second, Statement 143 requires that the retirement obligation liability is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized.

Prior practice did not require discounting of the retirement obligation liability and therefore no accretion was recorded in periods subsequent to the initial recognition period. Third, under prior practice, dismantlement and restoration costs were taken into account in determining amortization and depreciation rates and often the recognized asset retirement obligation was recorded as a contra-asset. Under Statement 143, recognized asset retirement obligations are recognized as a liability. Fourth, under prior practice, the asset retirement obligation was recognized over that useful life of the related asset and under Statement 143 the obligation is recognized over that useful life of the related asset and under Statement 143 the obligation is recognized when the liability is incurred. The effective date for Statement No. 143 is for fiscal years beginning after June 15, 2002.

Statement No. 144, changes the accounting for long lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Statement No. 144 changes the accounting for long-lived assets to be disposed of other than the sale by requiring that the depreciable life of a long lived asset to be abandoned, be revised to reflect a shortened useful life and by requiring that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. Statement No. 144 changes the accounting for long lived assets to be disposed of by sale by requiring that discontinued operations no longer be measured on a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity. The effective date for Statement No. 144 is for fiscal years beginning after December 15, 2001.

In May 2002, the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4, which requires gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The criteria in APB Opinion No. 30 will now be used to classify those gains and losses. Statement No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

The Company expects that the adoption of the new statements will not have a significant impact on its financial statements. It is not possible to quantify the impact until the newly issued statements have been studied. The Company is in the process of analyzing SFAS Statements No. 141 through
145. Management cannot currently assess what effect the adoption of these pronouncements will have on our financial position or results of operations.


2. Discontinued Operations
In April 1999, the Company entered into an agreement with Americas Shopping Mall, Inc. (formerly Advance Medical Sciences, Inc.) (ASM) for the sale of materially all of the assets of its Deerskin operations, which at April 30, 1999 were categorized as a discontinued operation. In May 1999, when the transaction closed, the Company received approximately $552,000 in cash, a $3,400,000 convertible debenture of the purchaser and discharged $2,000,000 of its subordinated convertible debentures, thereby reducing the principal balance to $1,500,000 resulting in a gain before income taxes of approximately $ 2,124,000. In April 2001 this debenture, in the amount of $3,000,000 ($400,000 having been previously repaid) was in default on the payment of interest, which default has not been cured as of the present time. The company has provided as of April 30, 2001 a $2,000,000 uncollectible allowance (before income tax benefit) against the collectability of this debenture, which is in default and may not be collectible.

In September 2001 the Company gained possession of the customer list and other intangible assets of The Deerskin and Joan Cook Catalogs pursuant to its secured interest in connection with the defaulted loan. The Company is presently pursuing various alternatives to sell and or market the list in a commercially reasonable manner in order to recover as much as possible of the $3,000,000 principal amount, which it is owed on the secured debenture presently in default. In 2002 The Company has incurred approximately $56,000 in legal and other fees in connection with recovery of the debenture. The Company has also received approximately $31,000 in income from the rental of the customer list.

In May 1999, the Company sold its Peabody, Massachusetts plant for $550,000, resulting in a gain before income taxes of approximately $206,000. The Company received approximately $253,000 in cash and a 15-year note for $275,000, bearing interest at 8% per annum. The note provides for monthly installments of principal and interest of $2,708. In April 2002 this note was collected in full.


3. Marketable Securities
Marketable Securities at April 30, consist of the following:

                                2002                           2001
                        Fair Value      Cost          Fair Value      Cost

Available for sale
Securities               1,005,024 2,356,334           2,026,145 2,524,612

Held to Maturity
Securities                       -         -             300,000   300,000
                         1,005,024 2,356,334           2,326,145 2,824,612

4.  Fixed Assets
Fixed assets are recorded at cost and depreciated, using the straight-line method over their estimated useful lives, which generally approximates 40 years for buildings. Leasehold improvements are amortized over the lesser of their useful lives or the remaining lease terms.
                                        2002           2001
                                       ------         ------
Vehicles and equipment                161,748         59,222
Less accumulated depreciation          47,863         38,691
                                -------------    -----------
Property and equipment, net          $113,885        $20,531
                                 ============    ===========

On May 1, 2000 the Company resolved to sell a building it owns in Nevada and accordingly has reclassified the net book value of the building and improvements in the amount of $1,493,120 as building held for sale in the Consolidated Balance Sheet.

5. Convertible Debenture
The $3,400,000 convertible debenture received in connection with the sale of the assets of the Deerskin operations bears interest at a rate of 8% per annum on the last day of each July, October, January and April until June 1, 2004, when the convertible debenture is to be redeemed by ASM. This debenture is secured by the intangibles sold by the Company to ASM and has a convertible feature, which allows for the conversion into shares of ASM common stock. The terms of the conversion called for in the debenture was $5.50 per share (after giving effect to the 1 for 30 exchanges). In December 1999 ASM repaid $400,000 principal amount of the debenture and the conversion price was adjusted to $6.00 per share. This Debenture was in default as of April 30, 2001 and consequently the Company set up an uncollectible reserve of $2,000,000.


6. Income Taxes

The provision for income taxes consist of the following:


                                        For the Years Ended April 30


                                        2002                     2001

Current Taxes - Federal                    -                  $ 5,000
Total Current Taxes                        -                  $ 5,000
                                    ========              ===========

Deferred Taxes - Federal            $232,815                $ 444,966
Total Deferred Taxes                $232,815                $ 444,966
                                    ========              ===========

Total Income Taxes                  $232,815                 $439,966
                                    ========              ===========

Deferred tax assets are comprised of the following:

                                   For the Years Ended April 30,
                                    2002                     2001

Net Operating Losses             $1,917,000            $ 1,917,000
Allowance                          (913,000)              (680,000)

Deferred tax assets              $1,004,000            $ 1,237,000
                                 ==========            ===========

At April 30, 2002 the Company had Federal net operating loss carryforwards of approximately $4,001,000. Such losses can be utilized against future taxable income and expire primarily between 2004 and 2021. Under section
382 of the Internal Revenue Code, these losses may be limited due to ownership changes. The Company has recorded a valuation allowance to reduce its net deferred tax asset to an amount that is more likely than not to be realized in future years.

7. Mortgage
In 1995, the Company borrowed $ 1,000,000, of which approximately $720,000 was outstanding at April 30th, 2002. The loan is secured by the Companys Carson City property, payable in monthly installments, bears interest at the rate of 9-1/4%, subject to adjustment in the future, and is due in 2010. Principal payments approximate $40,000 per annum with a balloon payment in the final year.

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

Effective April 26, 2002 (the conversion date) the Company and the debenture holders agreed to convert the $1,500,000 outstanding principal amount of the debentures into 880,000 shares of the Companys stock (the conversion shares). In connection with the conversion of the debentures, the Company issued a Value Support Right (VSR) to the holders of the conversion shares, such VSR to be in effect for the period April 26, 2002 through April 29, 2004 (the performance period).

The VSR requires the Company to issue additional shares of its common stock to the holders of the conversion shares based upon the market price of the Companys stock during the performance period. If the stock price reaches $1.75 or higher for 5 of 8 days during the performance period, then the Company shall issue 120,000 additional shares to the registered holders of the conversion shares. If the stock price does not sustain itself at $1.75 or higher for 5 of 8 days by April 29, 2004, then the registered holders of the conversion shares shall receive additional Company shares based upon the market price during the 10 trading days preceding April 29, 2004 pursuant to the following formula:
          (880,000  shares  x  ($1.70   Market  price)(divided  by  market
          price)), subject,
          however, to not more than 820,000 shares of the Company or the cash value thereof, and not less than 120,000 shares.
The cost of issuing these additional shares will be charged to operations ratably until the time of issuance or April 29, 2004, whichever comes first. The effect of the issuance of these shares in the current period was immaterial.


9. Stockholders Equity
Stock Option Plans
The  Company has two stock option plans, the 1991 Stock Option Plan  (1991
Plan) and the 1996 Stock Option Plan (1996 Plan). Under both Plans options to buy the Companys common stock have been granted to key employees and/or directors of the Company, for terms ranging from five to ten years and which become exercisable at fixed times.

Options, which may result in the issuance of up to 500,000 shares of the Companys common stock, may be issued pursuant to the 1996 Plan. Under the 1996 Plan the Company may award either Incentive Stock Options or Non Qualified Stock Options. The terms for either may not exceed ten years, while vesting is either 20 % annually or as the Companys Board of Directors provides. Exercise prices approximate the market price for the Companys stock, except that in the case of award to holders of more than 10 % of the Companys stock the exercise is to be set by the Companys
Board of Directors. Arising from the disposal of its catalog operations, the Company decided that all employees of Deerskin, who had stock options on shares of Initio common stock and did not continue in the employ of the Company shall be fully vested effective upon the closing of the transaction between Deerskin and ASM. All such persons had one year from April 30, 1999 to exercise such options. As of April 30, 2000 all unexercised options for these former employees expired. Activity for the Plans is as follows for the years ended.

                                     Year Ended                Year Ended
                                   April 30th, 2002        April 30th, 2001
                                    Options     Average   Price     Options
Average Price
Outstanding at beginning of year    510,000       $1.94     511,000   $1.94
Granted
Exercised                                                    (1,000)   1.00
 Expired

Outstanding at end of year          510,000        1.94     510,000    1.94
                                   =========      ======   ========   =====

                            Options Outstanding
                            At April 30th, 2002

Exercise Price      options   expires in     exercisable
------------------- --------- -------------- ---------------
     1.25              10,000           2010        4,000
     1.95             500,000           2008      500,000
                     --------                 --------------
                      510,000                     504,000
                     ========                 ==============
As a result of the 1991 and 1996 Plans, had the Company adopted the full value approach to accounting for employee stock options, the Companys results of operations would have been for the years ended:

                                April 30, 2002           April 30, 2001
                              ------------------       -----------------
Net income (loss) As reported        ($576,861)            ($2,105,626)
                  Pro forma          ($674,176)            ( 2,203,277)
Income(Loss) Per Share:
Basic:               As reported         $(.12)                  ($.45)
                     Pro forma           $(.14)                  ($.47)
Diluted              As reported         $(.12)                  ($.45)
                     Pro forma           $(.14)                  ($.47)


The foregoing disclosures have been computed using the Black Sholes option pricing model with the following weighted average assumptions:


                                   2002           2001
                                   -------        -------
Risk free Interest Rate              5.63%          5.63%
Expected Lives                      4 year         4 year
Expected Volatility                    50%            50%
Expected Dividend Yield                 0%             0%

10. Related Party Transaction
In April 2002, a note receivable from a third party in the principal amount of $157,590 (including accrued interest) was assigned to the two retirement trusts of the two principal officers of the Company (the Martin Fox
Retirement Trust and the Daniel DeStefano Retirement Trust). Each trust repaid 50% of the outstanding principal balance. In connection with this transaction the Company received $ 78,795 in cash from the Martin Fox Retirement Trust and a note receivable from the Daniel DeStefano Retirement Trust. Principal on the note is due in full in April, 2003 and bears interest at 4% per annum. Interest on the note shall commence six months from the inception of the note and is due and payable at maturity.

11. Lease Agreements
The Company has future minimum rental payments of $24,500 (approximately $700 per annum) under a ground lease that expires in 2037 on its Nevada facility.

The Company leases its administrative office on a month to month basis at an annual rental expense of $35,000.

12. Legal Proceedings
In  November  2000  the Company learned that a default  judgment  had  been
entered  against  Deerskin  Trading Post, Inc.   The  Company  settled  the
judgment during 2002 for a payment of approximately $51,000.