Form 10QSB
period 2002-07-31
INITIO INC
filed 2002-09-16
CIK 50505

United States
                  Securities and Exchange Commission
                        Washington, D.C. 20549
                    ------------------------------
                              Form 10 QSB

       ( X ) Quarterly Report pursuant to Section 13 or 15 ( d )
                of the Securities Exchange Act of 1934
            For the Quarterly Period Ended July 31st, 2002

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

 The number of shares outstanding of the registrants common stock as of
                   September 10, 2002 was 5,526,004
       Transitional Small Business Disclosure Format Yes   No X


                             Initio, Inc.
                              Form 10-QSB
                  For the Quarter Ended July 31, 2002
                               Contents


Part I. Financial Information
Page

 Item 1. Financial Statements
    a) Consolidated Statements of Operations and Comprehensive Income
   (Loss) for the three months ended July 31st, 2002 and 2001         1.
    b) Consolidated Balance Sheets as of July 31st, 2002 and
         April 30th, 2002                                             2.
    c) Consolidated Statements of Stockholders Equity for the
         three months ended July 31st, 2002.                          3.
    d) Consolidated Statements of Cash Flows for the three
         months ended July 31st, 2002 and 2001                        4.
    e) Notes to Financial Statements                                  5.

 Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     6.

Part II. Other Information                                            8.

Signatures                                                            9.

Certifications                                                       10.

Initio, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) For the three months ended
(Unaudited)


                                               July 31, 2002      July 31, 2001
Revenue:
  Consulting fees                                    $21,465                 -
  Interest and dividends                               7,045           $46,326
  Gain (loss) on the sale of marketable securities    28,156           (66,669)
  Other                                               36,928            12,823
                                                      93,594            (7,520)

Expenses:
 General and administrative                           84,111           107,878
 Interest                                             13,366            45,637
                                                      97,477           153,515

Income (loss) before income taxes                     (3,883)         (161,035)

Income tax expense:
  Current                                                  -                 -
  Deferred                                                 -                 -

Net income (loss)                                     (3,883)         (161,035)


Other Comprehensive Income (loss):
 Unrealized Gains ( Losses ) on
 Marketable Securities:
   Arising during the period                         (149,220)        (500,612)
   Reclassification of Gains (Losses) Realized in
    Other Income                                       23,392            1,837

                                                     (125,828)        (498,775)

Comprehensive loss                                 $ (129,711)     $  (659,810)
Income (loss) per Common Share:

Basic and diluted                                      ($0.00)          ($0.04)

Weighted average shares used in
 computing net loss per share -
 basic and diluted                                  5,526,004        4,646,004











The accompanying notes are an integral part of these financial statements.

                                                                     1.
Initio, Inc.
Consolidated Balance Sheets
As at

                                            July 31, 2002        April 30, 2002
                                             (Unaudited)            (Audited)

Assets
  Cash                                           $376,866             $554,633
  Marketable securities                         1,001,709            1,005,024
  Deferred tax asset                            1,003,781            1,003,781
  Vehicles and equipment, net                     107,212              113,885
  Building held for sale                        1,493,120            1,493,120
  Convertible debenture                         1,000,000            1,000,000
  Notes receivable                                173,633              172,123
  Other assets                                     47,827               12,620

       Total assets                            $5,204,148           $5,355,186


Liabilities and Stockholders' Equity


Liabilities:
  Accounts payable and accrued expenses            53,772               54,686
  Mortgage payable                                699,373              719,786
     Total liabilities                            753,145              774,472


Commitments

Stockholders' Equity:

  Common Stock, $ .01 par value, Authorized
   10,000,000 shares, 5,933,575 issued shares      59,336               59,336
  Additional paid in capital                   10,454,860           10,454,860
  Accumulated deficit                          (4,008,318)          (4,004,435)
  Accumulated other comprehensive income       (1,477,138)          (1,351,310)
                                                5,028,740            5,158,451

  Less: Treasury stock, 407,571
   common shares                                        0             (577,737)
     Total stockholders' equity                 5,028,740            4,580,714

     Total liabilities and stockholders' equity$5,781,885           $5,355,186










The accompanying notes are an integral part of these financial statements.

                                                                2.

Initio, Inc.
Consolidated Statements of Stockholders' Equity
For the three months ended July 31, 2002
(Unaudited)


                         Additional                      Accumulated other
           Issued Common    Paid in Accumulated Treasury Comprehensive
           Shares  Stock    Capital    Deficit     Stock        Income   Total

Balance 5,933,575 59,336 10,144,860 (3,694,435) (577,737) (1,351,310) 4,580,714
May 1,
2002

Other comprehensive
loss                                                        (125,828)  (125,828)


Net loss                                (3,883)                          (3,883)

Balance 5,933,575 59,336 10,144,860 (3,698,318) (577,737) (1,477,138) 4,451,003
July 31, 2002


The accompanying notes are an integral part of these financial statements.
                                         3.


Initio, Inc.
Consolidated Statements of Cash Flows
For three months ended
(Unaudited)

                                                    July 31, 2002  July 31, 2001

Cash Flows from Operating Activities
  Net loss                                                $(3,883)    ($161,035)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
     (Gain) loss on sale of marketable securities         (28,156)       66,669
     Depreciation and amortization                          6,888         4,525
     Net increase in other assets                         (35,207)      (21,484)
     Net decrease in other liabilities                       (914)      (11,345)

  Net cash used in operating activities                   (61,272)     (122,670)


Cash flows from Investing Activities

  Purchases of property and equipment                        (215)      (66,981)
  Net proceeds from sales/(purchases) of
     marketable securities                                (94,357)      (53,761)
  Increase in notes receivable                             (1,510)        4,017

  Net cash used in investing activities                   (96,082)     (116,725)


Cash Flows from Financing Activities

  Mortgage repayment                                      (20,413)      (18,923)

  Net cash used in financing activities                   (20,413)      (18,923)


  Net decrease in Cash                                   (177,767)     (258,318)
  Cash at beginning of period                             554,633       358,616
  Cash at end of period                                  $376,866      $100,298


Supplemental disclosures:

  Cash paid during the period for interest                $17,785       $49,281

  Cash paid during the period for income taxes            $   200             -

Non-Cash Investing and Financing Activities:

 Decrease in fair value of available-for-sale securities (149,220)     (500,612)

The accompanying notes are an integral part of these financial statements.








                                                               4.


                             Initio, Inc.
                     Notes to Financial Statements


Accounting Policies:
The consolidated financial statements include the accounts of Initio, Inc. and its wholly owned subsidiary Initio Acquisition Corp. (formerly named Deerskin Trading Post, Inc.), hereinafter collectively
referred   to   as   the   Company.    All  material   inter-company
transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.

The information contained in the financial statements is unaudited. The statements reflect all adjustments, which in the opinion of management, are necessary for a fair statement of the results for the interim period presented. All such adjustments are of a normal, recurring nature.

Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented in Note 1 to the Consolidated financial Statements included in the Companys Annual Report on Form 10-KSB for the year ended April 30, 2002 filed with the Securities and Exchange Commission.

BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of
Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of July 31st,
2002; results of operations for the three months ended July 31st, 2002, and 2001; cash flows for the three months ended July 31st, 2002 and 2001; for further information, refer to the Companys financial statements and notes thereto included in the Companys Form 10-KSB for the fiscal year ended April 30th, 2002. The Balance sheet at April 30th, 2002 was derived from the audited financial statements as of that date. Results of Operations for interim periods are not necessarily indicative of annual results of operations.
                                  5.



Income (Loss) per Share:
Basic Income (Loss) per Common Share has been computed based upon the weighted average number of actually outstanding shares of the Companys common stock. Diluted Income (Loss) per Common Share does not include common shares associated with employee stock options or Companys subordinated convertible debenture because of their anti-dilutive effect.

Recent Pronouncements:
In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation. The Company is reviewing the provisions of this Statement, but dopes not expect it to have a material impact on the Companys financial statements.


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









                                  6.


Results of Operations:

As of April 30, 1999, the Company sold substantially all of the operating assets of its catalog business. In May 1999 the Company sold its facility in Peabody, Massachusetts to an unrelated party. During the fiscal year ended April 30, 2002, the Company began to offer management and consulting services to small, established companies, that are at strategic inflection points in their life cycle.

The Companys revenues, excluding gains on the sale of marketable securities, which are transactional in nature and vary from period to period, increased by approximately $6,300 for the three month period ending July 31, 2002, as compared to the comparable period in 2001. The increase was primarily attributable to an increase of $36,000 in consulting feesand $24,000 in list rentals, which were partially offset by a decrease in interest income of $39,000. The Companys general and administrative expenses decreased by $23,767 for the three months ended July 31, 2002 as compared to the comparable period in 2001. Interest expense decreased from $45,637 to $13,366. As a result of all of the foregoing the net loss for the period decreased from $161,035 to $3,883 for the current quarter.

Liquidity and Capital Resources:

In May, 1999, when the sale of its catalog operations was consummated, the Company received approximately $552,000 in cash, a $3,400,000
convertible   debenture  (the  Debenture)  of  the   purchaser   and
discharged $2,000,000 of its subordinated debentures. The Purchaser has not made payment of interest due on the Debenture, which currently has a principal amount of $3,000,000 ($400,000 having previously been repaid) and the Debenture is therefore in default. The Company has taken a reserve in the amount of $2,000,000 in the event the Debenture is uncollectable. The Debenture was secured by a lien on all of the intangible assets, which had previously been sold by the Company to the purchaser. The Company believes that the attorneys representing the Company in connection with that transaction failed to file the lien in a timely fashion, which caused the Company to incur a substantial delay in perfecting its lien. Such actions gave rise to a claim on behalf of the Company against that law firm and its insurers for damages. At the present time no legal action is pending but the matter is in negotiation. While the Company has established a reserve of $2,000,000, thereby continuing to carry the value of the asset at $1,000,000, this is an estimate of what might be realized as a result of the sale of the assets and the settlement of this matter. There can be no assurance that such estimate will prove to be accurate.

As of July 31st, 2002 the Company had approximately $1,378,000 in cash and marketable securities.
As of July 31st, 2002 the Company's liabilities, excluding the mortgage payable (of $699,373), was $53,772.


                                  7.



                      Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits
None
(B ) Reports on Form 8-K
Initio, Inc. filed no reports on Form 8-K during the quarter ended July 31st, 2002.

Items 1,2,3,4 and 5 are not applicable and have been omitted.






















                                  8.




                               Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Initio, Inc.

Date: September 13th, 2002              By: /s/ Martin Fox
                                        Martin Fox
                                         President and Office  of  the
Chief Executive,                                  Secretary, Treasurer
and Chief Financial

Officer

                                        By: /s/ Daniel DeStefano
                                        Daniel DeStefano
                                        Chairman  of  the  Board   and
                                        Office of the Chief Executive

















9.


               CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Martin Fox, President and Chief Executive Officer of Initio, Inc. (the "Company"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge the foregoing Quarterly Report of the Company:

     1. fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78 m or 78o(d), and,

     2. the information contained in the periodic report fairly presents, in all material respects, the final condition and results of operations of the Company.



Date: September 13, 2002

                              /s/Martin Fox
                              Martin Fox
                              President and Chief Executive Officer

                CERTIFICATE OF CHIEF FINANCIAL OFFICER

     I, Daniel DeStefano, Chief Financial Officer of Initio, Inc. (the "Company"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge the foregoing Quarterly Report of the Company:

          1. fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78 m or 78o(d), and,

          2. the information contained in the periodic report fairly presents, in all material respects, the final condition and results of operations of the Company.

Date: September 13, 2002


                              /s/Daniel DeStefano
                              Daniel DeStefano
                              Chief Financial
                              Officer













                                  10.