Form 10QSB
period 2002-10-31
INITIO INC
filed 2002-12-16
CIK 50505

United States
                  Securities and Exchange Commission
                        Washington, D.C. 20549
                    ------------------------------
                              Form 10 QSB

       ( X ) Quarterly Report pursuant to Section 13 or 15 ( d )
                of the Securities Exchange Act of 1934
           For the Quarterly Period Ended October 31st, 2002

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

 The number of shares outstanding of the registrants common stock as of
                    December 4, 2002 was 5,356,725
       Transitional Small Business Disclosure Format Yes   No X


                             Initio, Inc.
                              Form 10-QSB
                For the Quarter Ended October 31, 2002
                               Contents


Part I. Financial Information
Page

 Item 1. Financial Statements
    a) Consolidated Statements of Operations and Comprehensive
   Income (Loss) for the Three Months and Six Months ended
   July 31st, 2002 and 2001                                           1.
    b) Consolidated Balance Sheets as of October 31st, 2002 and
         April 30th, 2002                                             2.
    c) Consolidated Statements of Stockholders Equity for the
         six months ended October 31st, 2002.                         3.
    d) Consolidated Statements of Cash Flows for the six
         months ended October 31st, 2002 and 2001                     4.
    e) Notes to Financial Statements                                  5.

 Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     6.

Part II. Other Information                                            8.

Signatures                                                            9.

Certifications                                                       10.



Initio, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the
(Unaudited)

                               6 Months Ended            3 Months Ended
                       Oct. 31, 2002 Oct. 31, 2001  Oct. 31, 2002 Oct. 31, 2001
Revenues:
  Consulting fees            $40,265             -        $18,800            -
  Interest and dividends      12,253        86,872          5,208       40,546
  Loss on the sale of
  marketable securities      (29,925)      (97,640)       (58,081)     (30,971)
  Other                       42,339        20,229          5,411        7,406
                             --------      --------       --------     --------
                              64,932         9,461        (28,662)      16,981
                             --------      --------       --------     --------

Expenses:
 General and administrative  168,909       229,853         84,798       121,975
 Interest                     26,447        91,023         13,081        45,386
                             --------      --------       --------     --------
                             195,356       320,876         97,879       167,361
                             --------      --------       --------     --------

                             --------      --------       --------     --------
Loss before income taxes    (130,424)     (311,415)      (126,541)     (150,380)
                             --------      --------       --------     --------

Income tax expense:
  Current                          -             -              -             -
  Deferred                         -             -              -             -

Net loss                    (130,424)     (311,415)      (126,541)     (150,380)

Other Comprehensive Income (Loss):
 Unrealized Gains (Losses) on
 Marketable Securities:
  Arising during the period (112,110)     (703,753)        37,110      (203,141)
  Reclassification of (Gains)
  Losses Realized in Other
  Income - previously
  provided for                 5,034       (22,175)       (18,358)      (24,012)
                             --------      --------       --------     ---------
                            (107,076)     (725,928)        18,752      (227,153)
                             --------      --------       --------     ---------

Comprehensive income (Loss)$(237,500)  $(1,037,343)     $(107,789)    $(377,533)
                           ==========  ============     ==========    ==========

Income (loss) per Common Share:

Basic and diluted            ($0.02)       ($0.07)        ($0.02)       ($0.03)


Weighted average shares used in
 computing net loss per share -
 basic and diluted         5,453,324     4,646,004      5,380,645     4,646,004


The accompanying notes are an integral part of these financial statements.


                                            1.

Initio, Inc.
Consolidated Balance Sheets
As at

                                                   Oct. 31, 2002 April 30, 2002
                                                     (Unaudited)      (Audited)

Assets
  Cash                                                  $159,011      $554,633
  Marketable securities                                1,092,536     1,005,024
  Deferred tax asset                                   1,003,781     1,003,781
  Vehicles and equipment, net                            100,324       113,885
  Building held for sale                               1,493,120     1,493,120
  Convertible debenture                                1,000,000     1,000,000
  Notes receivable                                         4,892       172,123
  Other assets                                            50,504        12,620
                                                      ----------     ---------
       Total assets                                   $4,904,168     5,355,186
                                                      ==========     =========


Liabilities and Stockholders' Equity


Liabilities:
  Accounts payable and accrued expenses                   41,251        54,686
  Mortgage payable                                       688,982       719,786
                                                      ----------     ---------
     Total liabilities                                   730,233       774,472
                                                      ----------     ---------

Commitments


Stockholders' Equity:
  Common Stock, $ .01 par value, Authorized
   10,000,000 shares,  5,764,296 and                     $57,643        59,336
   5,933,575 issued, respectively
  Additional paid in capital                         $10,287,274    10,454,860
  Accumulated deficit                                 (4,134,859)   (4,004,435)
  Accumulated other comprehensive income (loss)       (1,458,386)   (1,351,310)
                                                      ----------     ---------
                                                       4,751,672     5,158,451

  Less: Treasury stock, 407,571 common
   shares                                               (577,737)     (577,737)
                                                      ----------     ---------
     Total stockholders' equity                        4,173,935     4,580,714
                                                      ----------     ---------

     Total liabilities and stockholders' equity       $4,904,168    $5,355,186
                                                      ==========     =========







The accompanying notes are an integral part of these financial statements.

                                                                  2.

Initio, Inc.
Consolidated Statements of Stockholders' Equity
For the six months ended October 31, 2002
(Unaudited)

                         Additional                      Accumulated other
           Issued Common    Paid in Accumulated Treasury Comprehensive
           Shares  Stock    Capital    Deficit     Stock        Income   Total

Balance 5,933,575 59,336 10,144,860 (4,004,435) (577,737) (1,351,310) 4,580,714
May 1,
2002

Exchange (169,279)(1,693)  (167,586)                                   (169,279)
of shares
for notes
receivable

Other comprehensive
loss                                                        (107,076)  (107,076)


Net loss                              (130,424)                        (130,424)

Balance 5,764,296 57,643 10,287,274 (4,134,859) (577,737) (1,458,386) 4,173,935
October 31, 2002


The accompanying notes are an integral part of these financial statements.
                                         3.


Initio, Inc.
Consolidated Statements of Cash Flows
For the six months ended
(Unaudited)

                                                   Oct. 31, 2002  Oct 31, 2001

Cash Flows from Operating Activities

  Net loss                                              (130,424)     (311,415)
  Loss on sale of marketable securities                   29,925        97,640
  Depreciation                                            13,776         9,063
  Deferred tax benefit                                         -             -
  Net increase in other assets                           (37,884)      (13,845)
  Net decrease in other liabilities                      (13,435)      (79,606)
                                                        --------      --------
    Net cash (used in) operating activities             (138,042)     (298,163)
                                                        --------      --------

Cash flows from Investing Activities

  Purchases of property and equipment                       (215)      (67,241)
  Net proceeds from sales/(purchases) of
     marketable securities                              (224,513)      118,462
  Increase in notes receivable                            (2,048)      (35,008)
  Proceeds from collection of notes receivable                 -        20,981
                                                        --------      --------

   Net cash provided by (used in) investing activities  (226,776)       37,194
                                                        --------      --------

Cash Flows from Financing Activities

  Mortgage repayment                                     (30,804)      (33,363)
                                                        --------      --------

      Net cash (used in) financing activities            (30,804)      (33,363)
                                                        --------      --------


  Net increase (decrease) in Cash                       (395,622)     (294,332)
  Cash at beginning of period                            554,633       358,616
                                                        --------      --------
  Cash at end of period                                  159,011        64,284
                                                        ========      ========


Supplemental disclosures:

  Cash paid during the period for:
     Interest                                             22,074        88,746
                                                        ========      ========
     Income taxes                                            200             -
                                                        ========      ========

Non-Cash Investing and Financing Activities:

 Exchange of stock for notes receivable                  169,279             -
                                                        ========      ========

 Decrease in fair value of available-for-sale securities 112,110       703,753
                                                        ========      ========







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

The information contained in the financial statements is unaudited. The statements reflect all adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim period presented. All such adjustments are of a normal, recurring nature.

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

BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of
Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of October 31st, 2002; results of operations for the six months ended October 31st, 2002, and 2001; cash flows for the six months ended October 31st, 2002 and 2001; for further information, refer to the Companys financial statements and notes thereto included in the Companys Form 10-KSB for the fiscal year ended April 30th, 2002. The Balance sheet at April 30th, 2002 was derived from the audited financial statements as of that date. Results of Operations for interim periods are not necessarily indicative of annual results of operations.
                                  5.

Income (Loss) per Share:
Basic Income (Loss) per Common Share has been computed based upon the weighted average number of actually outstanding shares of the Companys common stock. Diluted Income (Loss) per Common Share does not include common shares associated with employee stock options or Companys subordinated convertible debenture because of their anti-dilutive effect.

Recent Pronouncements:
In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation. The Company is reviewing the provisions of this Statement, but does not expect it to have a material impact on the Companys financial statements.

Related Party Transactions:
On August 12, 2002, the Board of Directors approved accepting repayment of the notes receivable from Daniel DeStefano and from the Daniel DeStefano Retirement Trust, amounting in the aggregate $169,279, by accepting in lieu of cash shares of the Companys stock valued at $1.00 per share. On August 14, 2002, the Company received and retired 169,279 shares of stock from Mr. DeStefano. The Companys stock closed at $1.01 per share on August 13, 2002, and was not traded on August 14, 2002.

Forward-Looking Statements

     This quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in interest rates and the amount of dividends paid, if any, on securities we own and our ability to procure new clients for our management and consulting services that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The reader is therefore cautioned not to rely upon any forward-looking statements in making investment decisions. The
Company wishes to advise readers that the factors listed above, among other factors, could affect the Companys financial performance and could cause the Companys actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically declines any obligations, to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.


                                  6.



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

Results of Operations:

As of April 30, 1999, the Company sold substantially all of the operating assets of its catalog business. In May 1999 the Company sold its facility in Peabody, Massachusetts to an unrelated party. During the fiscal year ended April 30, 2002, the Company began to offer management and consulting services to small, established companies that are at strategic inflection points in their life cycle.

          Comparison of the Quarters Ending October 31, 2002 and 2001

The Companys revenues, excluding gains (losses) on the sale of marketable securities, which are transactional in nature and vary from period to period, decreased by approximately $19,000 for the three month period ending October 31, 2002, as compared to the comparable period in 2001. The decrease was primarily attributable to a decrease in interest and dividend income of approximately $35,000, which were partially offset by an increase of $18,000 in consulting fees. The Companys general and administrative expenses decreased by $37,177 for the three months ended October 31, 2002 as compared to the comparable period in 2001. Interest expense decreased from $45,386 to $13,081. As a result of all of the foregoing the net loss for the period decreased from $150,380 for the three months ended October 31, 2001 to $126,541 for the current quarter.


          Comparison of the Six Months Ended October 31, 2002 and 2001

The Companys revenues, excluding gains (losses) on the sale of marketable securities, which are transactional in nature and vary from period to period, decreased by approximately $12,000 for the six month period ending October 31, 2002, as compared to the comparable period in 2001. The decrease was primarily attributable to a decrease in interest and dividend income of approximately $75,000, which was partially offset by an increase of $40,000 in consulting fees. The Companys general and administrative expenses decreased by $60,944 for the six months ended October 31, 2002 as compared to the comparable period in 2001. Interest expense decreased from $91,023 to $26,447. As a result of all of the foregoing the net loss for the period decreased from $311,415 to $130,424 for the six months ended October 31, 2002.



                                  7.

Liquidity and Capital Resources:

In May, 1999, when the sale of its catalog operations was consummated, the Company received approximately $552,000 in cash, a $3,400,000
convertible   debenture  (the  Debenture)  of  the   purchaser   and
discharged $2,000,000 of its subordinated debentures. Additionally, in connection with the sale of its Peabody, Massachusetts facility in May, 1999, the Company received approximately $253,000 in cash and a $275,000 mortgage note from the purchaser. The Purchaser has not made payment of interest due on the Debenture, which currently has a principal amount of $3,000,000 ($400,000 having previously been repaid) and the Debenture is therefore in default. The Company has taken a reserve in the amount of $2,000,000 in the event the Debenture is uncollectable. The Debenture was secured by a lien on all of the intangible assets, which had previously been sold by the Company to the purchaser. The Company believes that the attorneys representing the Company in connection with that transaction failed to file a lien in a timely fashion, which caused the Company to incur a substantial delay in perfecting its lien. Such actions gave rise to a possible claim on behalf of the Company against that law firm and its insurers for damages. At the present time no legal action is pending but the matter is in negotiation. While the Company has established a reserve of $2,000,000, thereby continuing to carry the value of the asset at $1,000,000, this is an estimate of what might be realized as a result of the sale of the assets and/or the settlement of this matter. There can be no assurance that such estimate will prove to be accurate.

As of October 31st, 2002 the Company had $1,251,547 in cash and marketable securities.
As of October 31st, 2002 the Company's liabilities, excluding the mortgage payable of $688,982, was $41,251.




Item 3.   Controls and Procedures

     Within 90 days of the filing of this report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Companys management, including Martin Fox, President and Co-Chief Executive Officer, and Daniel DeStefano, Co-Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Companys disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, Messrs. Fox and DeStefano have concluded that the Companys disclosure controls procedures are functioning effectively to provide reasonable assurance that the Company is meeting its disclosure obligations. There have been no significant changes in the Companys internal controls or in other facts that could significantly affect internal controls since the date of Messrs. Fox and DeStefanos most recent review of the Companys internal control systems. The design of any system of internal controls and procedures is based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.


                                  8.

                      Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits
None
(B ) Reports on Form 8-K
Initio, Inc. filed no reports on Form 8-K during the quarter ended October 31st, 2002.

Items 1,2,3,4 and 5 are not applicable and have been omitted.



                               Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Initio, Inc.

Date: December 13th, 2002               By: /s/ Martin Fox
                                        Martin Fox
                                         President, Co-Chief Executive
Officer and Secretary

                                        By: /s/ Daniel DeStefano
                                        Daniel DeStefano
                                        Chairman  of  the  Board,  Co-
                                        Chief    Executive    Officer,
                                        Treasurer  and Chief Financial
                                        Officer





                                  9.

               Certification of Chief Executive Officer
       Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


    I, Martin Fox, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Initio, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 13, 2002



                                   /s/ Martin Fox
                                   Martin Fox, President, Co-Chief
                                   Executive Officer and Secretary


                                  10.




               Certification of Chief Financial Officer
       Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


    I, Daniel DeStefano, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Initio, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 13, 2002

                              /s/ Daniel DeStefano
                              Daniel DeStefano, Chairman of the Board,
                              Co-Chief    Executive           Officer,
                              Treasurer and Chief Financial Officer

                                  11.