Form 10QSB
period 2003-01-31
INITIO INC
filed 2003-03-17
CIK 50505

United States
                  Securities and Exchange Commission
                        Washington, D.C. 20549
                    ------------------------------
                              Form 10 QSB

       ( X ) Quarterly Report pursuant to Section 13 or 15 ( d )
                of the Securities Exchange Act of 1934
           For the Quarterly Period Ended January 31st, 2003

      (    ) Transition Report pursuant to Section 13 or 15 ( d )
                of the Securities Exchange Act of 1934
                   --------------------------------
                     Commission File Number 0-9848

                             Initio, Inc.

 (Exact name of small business registrant as specified in its charter)

        Nevada                                           22-1906744
(State or other jurisdiction of                   (IRS Employer
incorporation  or  organization)                  Identification No. )

 350 W. Passaic St., Rochelle Park, NJ              07662
(Address of principal executive office)          (Zip Code)

 Registrants telephone number, including area code:  (201) 621  0400

Indicate  by  check mark whether the registrant  ( 1 ) has  filed  all reports required to be filed by Section 13 or 15 ( d ) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and ( 2 ) has been subject to such filing requirements for the past 90
days. Yes X   No

 The number of shares outstanding of the registrants common stock as of
                      March 5, 2003 was 5,764,296
       Transitional Small Business Disclosure Format Yes   No X


                             Initio, Inc.
                              Form 10-QSB
                For the Quarter Ended January 31, 2003
                               Contents


Part I. Financial Information
Page

 Item 1. Financial Statements
   a) Consolidated Statements of Operations and Comprehensive Income (Loss)
      for the Three Months and Nine Months ended January 31st, 2003 and 2002 1.
   b) Consolidated Balance Sheets as of January 31st, 2003 and
      April 30th, 2002                                                       2.
   c) Consolidated Statements of Cash Flows for the nine
      months ended January 31st, 2003 and 2002                               3.
   d) Notes to Financial Statements                                          4.

 Item 2. Management's Discussion and Analysis of Financial                   6.
         Condition and Results of Operations

 Item 3. Controls and Procedures                                             8.

Part II. Other Information                                                   9.

Signatures                                                                   9.

Certifications                                                              10.


Initio, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the
(Unaudited)

                                   9 Months Ended            3 Months Ended
                               Jan31,2003   Jan31,2002   Jan31,2003   Jan31,2002
Revenues:
  Consulting fees                $53,315      $27,000      $13,050       $9,000
  Interest and dividends          21,532       78,748        9,279       (8,124)
  Gain (loss) on the sale of      14,803      (15,886)      44,728       81,754
  marketable securities
  Mailing list rental             14,708            -          131            -
  Rental of building held forsale 23,749            -            -            -
  Other                            5,173        5,824        1,160        3,595
                                 133,280       95,686       68,348       86,225

Expenses:
 General and administrative      283,029      345,673      114,120      115,820
 Interest                         39,264      136,106       12,817       45,083
                                 322,293      481,779      126,937      160,903

Loss before income taxes        (189,013)    (386,093)     (58,589)     (74,678)

Income tax expense                     -            -            -            -

Net loss                        (189,013)    (386,093)     (58,589)     (74,678)

Other Comprehensive Income (Loss):
 Unrealized Gains ( Losses ) on
 Marketable Securities:
   Arising during the period     (58,234)    (954,571)      53,876     (250,818)
   Reclassification of (Gains)   (46,846)       2,296      (51,880)      24,471
   Losses Realized
                                (105,080)    (952,275)       1,996     (226,347)

Comprehensive income ( Loss )  $(294,093) $(1,338,368)    $(56,593)   $(301,025)

Income (loss) per Common Share:

Basic and diluted loss per share  ($0.03)      ($0.08)      ($0.01)      ($0.02)


Weighted average shares used in
 computing net loss per share -
 basic and diluted             5,421,125    4,646,004    5,356,725    4,646,004



The accompanying notes are an integral part of these financial statements.


                                                          1.
Initio, Inc.
Consolidated Balance Sheets
As at

                                            Jan. 31, 2003        April 30, 2002
                                              (Unaudited)             (Audited)

Assets
  Cash                                          $184,694               $554,633
  Marketable securities available for sale     1,021,524              1,005,024
  Deferred tax asset                           1,003,781              1,003,781
  Vehicles and equipment, net                     94,570                113,885
  Building held for sale                       1,493,120              1,493,120
  Convertible debenture                        1,000,000              1,000,000
  Notes receivable                                 4,820                172,123
  Other assets                                    32,237                 12,620

       Total assets                           $4,834,746              5,355,186


Liabilities and Stockholders' Equity


Liabilities:
  Accounts payable and accrued expenses           49,444                 54,686
  Mortgage payable                               667,960                719,786
     Total liabilities                           717,404                774,472

Commitments


Stockholders' Equity:
  Common Stock, $ .01 par value, Authorized
   10,000,000 shares,  5,764,296 and              $57,643                59,336
   5,933,575 issued, respectively
  Additional paid in capital                 $10,287,274             10,454,860
  Accumulated deficit                         (4,193,448)            (4,004,435)
  Accumulated other comprehensive income(loss)(1,456,390)            (1,351,310)
                                               4,695,079              5,158,451

  Less: Treasury stock, 407,571 common
   shares                                       (577,737)              (577,737)
     Total stockholders' equity                4,117,342              4,580,714

     Total liabilities and stockholders'equity$4,834,746             $5,355,186














The accompanying notes are an integral part of these financial statements.

                                                             2.

Initio, Inc.
Consolidated Statements of Cash Flows
For the nine months ended
(Unaudited)


                                             Jan. 31, 2003        Jan 31, 2002

Cash Flows from Operating Activities

  Net loss                                       $(189,013)          ($386,093)
  Loss (gain) on sale of marketable securities     (14,803)             15,886
  Depreciation                                      20,683              13,794
  Net increase in other assets                     (19,617)             16,379
  Net decrease in accounts payable and
      accrued expenses                              (5,242)            (37,052)

    Net cash (used in) operating activities       (207,992)           (377,086)

Cash flows from Investing Activities

  Purchases of property and equipment               (1,368)            (71,090)
  Net sales/(purchases) of
     marketable securities                        (106,777)            372,215
  Increase in notes receivable                      (1,976)            (40,262)
  Proceeds from collection of notes receivable           -              23,979

       Net cash provided by (used in) investing   (110,121)            284,842

Cash Flows from Financing Activities

  Mortgage repayment                               (51,826)            (48,067)

      Net cash (used in) financing activities      (51,826)            (48,067)


  Net (decrease) in Cash                          (369,939)           (140,311)
  Cash at beginning of period                      554,633             358,616
  Cash at end of period                           $184,694            $218,305


Supplemental disclosures:

  Cash paid during the period for:
     Interest                                      $43,683            $132,691
     Income taxes                                      200                   -

Non-Cash Investing and Financing Activities:

  Exchange of stock for notes receivable          $169,279                   -

  Fair value adjustment to securities available   $(58,234)          $(954,571)




The accompanying notes are an integral part of these financial statements.



                                                         3.






                             Initio, Inc.
                     Notes to Financial Statements


Nature of Business:
In past years Initio, Inc., (the Company or Initio), through its wholly owned subsidiary, Initio Acquisition Corp. (Acquisition) (formerly called Deerskin Trading Post, Inc. Deerskin), primarily marketed leather goods by way of the Deerskin catalog and gifts and housewares through its Joan Cook catalog.

In May 1999, the Company sold materially all of the assets of its Deerskin operation. Since May 1999, the Company began the process of identifying new business opportunities including, but not limited to, making an appropriate acquisition. During the current fiscal year the Company is selling management and consulting services.

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

Basis of Presentation:
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of
Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Companys Consolidated Financial Statements and the notes thereto included in the Companys 10KSB for the fiscal year ended April 30, 2002. Interim results are not necessarily indicative of the results for a full year.

Use of Estimates:
Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                  4.



Income (Loss) per Share:
Basic Income (Loss) per Common Share has been computed based upon the weighted average number of actually outstanding shares of the Companys common stock. Diluted Income (Loss) per Common Share does not include common shares associated with employee stock options or The Companys subordinated convertible debenture because of their anti-dilutive effect.

Recent Pronouncements:
In November, 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the consolidated financial statements.

In January, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003. The company is reviewing the provisions of this Interpretation and complies with the disclosure requirements, but does not expect it to have a material impact on the Company's financial statements.

Related Party Transactions:
On August 14, 2002, the Company received and retired 169,279 shares of stock from an officer/director and a related party in satisfaction of notes receivable totaling, with accrued interest, $169,279.












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

          Comparison of the Quarters Ending January 31, 2003 and 2002

The Companys revenues, excluding gains (losses) on the sale of marketable securities, which are transactional in nature and vary from period to period, increased by approximately $19,000 for the three month period ending January 31, 2003, as compared to the comparable period in 2002. This increase was primarily due to an increase of $13,050 in consulting fees. The Companys general and administrative expenses decreased by $1,700 for the three months ended January 31, 2003 as compared to the comparable period in 2002. Interest expense decreased from $45,083 to $12,817. As a result of all of the foregoing the net loss for the period decreased from $74,678 for the three months ended January 31, 2002 to $58,589 for the current quarter.


           Comparison  of the Nine Months Ended January 31,  2003  and
2002

The Companys revenues, excluding gains (losses) on the sale of marketable securities, which are transactional in nature and vary from period to period, increased by approximately $7,000 for the nine month period ending January 31, 2003, as compared to the comparable period in 2002. The increase was primarily attributable to a decrease in interest and dividend income of approximately $57,000, which was offset by an increase of $53,315 in consulting fees and an increase in other income of $10,806. The Companys general and administrative expenses decreased by $62,644 for the nine months ended January 31, 2003 as compared to the comparable period in 2002. Interest expense decreased from $136,106 to $39,264. As a result of all of the foregoing the net loss for the period decreased from $386,093 to $189,013 for the nine months ended January 31, 2003.

                                  6.

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

As of January 31st, 2003 the Company had $1,206,218 in cash and marketable securities.
As of January 31st, 2003 the Company's liabilities, excluding the mortgage payable of $667,960, was $49,444.

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

                                  7.


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























                                  8.

                      Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits
None
(B) Reports on Form 8-K
Initio, Inc. filed no reports on Form 8-K during the quarter ended January 31st, 2003.

Items 1,2,3,4 and 5 are not applicable and have been omitted.



                               Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Initio, Inc.

Date: March 14th, 2003                  By: /s/ Martin Fox
                                        Martin Fox
                                        President, Co-Chief Executive
                                        Officer and Secretary

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

Date:  March 14, 2003



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

Date:  March 14, 2003

                              /s/ Daniel DeStefano
                              Daniel DeStefano, Chairman of the Board,
                              Co-Chief    Executive           Officer,
                              Treasurer and Chief Financial Officer

                                  11.